Form 10-K
period 2023-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2024-03-12
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2023
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023 was approximately $178,821,320 based on the closing price of $13.65 as quoted by Nasdaq Capital Market on June 30, 2023. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 10% or more of the registrant’s outstanding common stock are the affiliates of the registrant.
The number of shares of Common Stock, no par value, outstanding on February 23, 2024 is 18,819,061 shares.

EXPLANATORY NOTES
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-K

For the Year Ended December 31, 2023

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
•potential for increased liability and compliance costs relating to the Company’s joint venture for operations in China with Fosun Industrial Co., Ltd.;
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

A summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the years ended December 31, 2023 and 2022, by business segment can be found in Note 12, “Operating Business Segment and International Operation Information,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the years ended December 31, 2023 and 2022, are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Source and Availability of Raw Materials

Raw materials used in the manufacture of our products are generally available from a number of suppliers. During the years ended December 31, 2023 and 2022, we experienced no major complications in obtaining and maintaining adequate sources of raw materials supply. We attempt to ensure the availability of many of our raw materials by contracting, in advance, for our annual requirements. In the past, we have been able to find alternative sources of raw materials when needed. Although there can be no assurance that we will be successful in locating such sources of supply in the future, we believe that we will be able to do so.

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

Seasonality

We operate in several regions around the world, and as a result, are affected by seasonal factors and trends such as weather changes, holidays, cultural traditions and vacation patterns throughout the world. For instance, in North America and Europe we may experience a decrease in activity during the third quarter due to the summer vacation season, while we experience a decrease in activity in many of our Asia Pacific markets during the first quarter due to cultural events such as the Lunar New Year. As a result, there is some seasonality to our revenues and expenses reflected in our reported quarterly results. Generally, reductions in one region of the world due to seasonality are offset by increases in another, minimizing the impact on our reported consolidated revenues. Changes in the relative size of our revenues in one region of the world compared to another could cause seasonality to more significantly affect our reported quarterly results.

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

Backlog

We typically ship orders for our products within 24 hours after receipt of payment. As a result, we have not historically experienced significant backlogs due to our high level of product availability. However, from time-to-time we may experience backlogs that vary market to market.

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

Compliance with Environmental Laws and Regulations

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions did not have a material effect upon our results of operations or competitive position during the year ended December 31, 2023.

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

The Company has a dedicated Risk Management Committee as part of the Board of Directors (the “Risk Management Committee”). The purpose of the Risk Management Committee is to oversee our efforts with respect to operational compliance. “Operational Compliance” is defined by the Risk Management Committee’s charter to include: consultant compliance and direct selling best practices; employee compliance, including code of conduct and other mandated trainings; product and product distribution regulatory compliance, including adherence to FTC, FDA and other similar regulatory bodies’ mandates; compliance with data protection regulations; and non-financial, whistleblower reports. For avoidance of doubt, “Operational Compliance” does not include adherence to the U.S. Foreign Corrupt Practices Act (the “FCPA”), which is the responsibility of the Audit Committee.

Human Capital

Attracting and retaining top talent is an integral part to our success. We intentionally build a workforce of people with viewpoints and backgrounds as diverse as the customers we serve around the world. As a responsibility to our team and in an evolving effort, we provide employees with meaningful careers and development opportunities to grow and succeed.

We employed 814 individuals as of December 31, 2023. Our global workforce is comprised of the following ethnicities: 37.8 percent Caucasian, 32.0 percent Asian, 27.5 percent Hispanic, 2.0 percent Black, and 0.7 percent Other. Of those employees, 55.6 percent are female and 44.4 percent are male.

Some examples of our key programs and initiatives that are focused on attracting and retaining top talent include:

•Annual scholarship program for multicultural students at the University of Utah in the amount of $0.2 million to be completed by December 31, 2024.

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

Noted below are the goals we have set to address the environmental impacts from our operations:

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

 Available Information

Our principal executive office is located at 2901 West Blue Grass Blvd., Suite 100, Lehi, Utah 84043. Our telephone number is (801) 341-7900 and our Internet website address is www.natr.com. We make available, free of charge on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as practicable after electronically filing these documents with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available, free of charge on our website, our Code of Conduct Policy and the charters of our Audit Committee, Governance Committee, Compensation Committee and Risk Management Committee.

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

In 2023, we recognized approximately 71.0 percent of our net sales in markets outside the United States, the majority of which were recognized in each market’s respective local currency. We purchase inventory from companies in foreign markets and in the United States, primarily in U.S. dollars. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because a majority of our sales are in foreign countries, exchange rate fluctuations may have a significant effect on net sales and earnings. Our reported earnings have in the past been, and are likely to continue to be, significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

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

Russia’s invasion of Ukraine and the continuing war between Russia and Ukraine has negatively impacted our operations in both countries and the region. In fiscal 2023, operations in our Russia and Other market, a market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, accounted for 12.2% of net sales. We are unable to estimate future impacts to our business due to the high level of uncertainty as to how the war will evolve, its duration, and its ultimate resolution. Within Ukraine, there is a possibility of loss of life, physical damage and destruction of property, and loss of earning opportunities for many of our independent distributors and dealers. We may not be able to operate in many areas due to damage and safety concerns. Within Russia, we may need to further reduce our operations due to sanctions and counter sanctions, currency or payment controls, and supply chain challenges. Certain suppliers, vendors, independent distributors and customers are all impacted by the war and their ability to successfully maintain their operations could also impact our results of operations or product sales throughout the world.

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
•information technology or infrastructure failures, including those of a third-party supplier or service provider; and
•natural disasters or other events beyond our control (such as earthquakes, utility interruptions, tsunamis, hurricanes, typhoons, floods, storms or extreme weather conditions, fires, regional economic downturns, regional or global health epidemics, pandemics, geopolitical turmoil, increased trade restrictions between the U.S. and China and other countries, social unrest, political instability, terrorism, or acts of war) in locations where we or our customers or suppliers have manufacturing or other operations.

A widespread pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls, and shelter in place or stay at home and social distancing orders, may adversely impact our supply chain, manufacturing, logistics, workforce and operations, as well as the operations of our customers and suppliers globally. Such adverse impacts on our supply chain could limit our ability to manufacture and sell our products on a timely and cost-effective basis, which could adversely affect our business and results of operations.

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

Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, public health crises such as pandemics or epidemics, and increased transportation costs, associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises, the cost to deliver products may rise, which could harm our profitability.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. Our board of directors assesses risks based on probability and potential impact to key business systems and processes as part of our overall risk management program overseen by the by the Risk Management Committee of the Board of Directors. Our Data Breach Response Team performs annual cybersecurity tabletop incident response exercises, pursuant to our Data Breach Response Policy and Plan. Risks that are considered high are incorporated into our overall risk management program. We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services. Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. See our risk factor “Cyber security risks and the failure to maintain the integrity of company, employee or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed” in Part I, Item 1A. “Risk Factors” for additional details regarding cybersecurity risks and potential impacts on our business.

Governance

Our Board of Directors oversees our risk management process, including as it pertains to cybersecurity risks, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Our Executive Director of Information and Technology Services (“IT Director”), who reports to our Chief Financial Officer, is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks. Our IT Director has multiple university certifications in advanced cybersecurity with over 30 years’ experience in cybersecurity and technology roles, most of which have been held with the Company. Meetings of our Risk Management Committee and Board of Directors include discussions and presentations from management regarding specific risk areas throughout the year, including, among others, those relating to cybersecurity threats, and reports from management on our enterprise risk profile on an annual basis. The Board of Directors reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents. We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents.

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

We lease properties used primarily as distribution warehouses located in Georgia, Ohio, Texas and Utah, as well as offices and/or distribution warehouses in many of the countries in which we conduct business. For additional disclosure of leased properties, see Note 14, “Leases,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

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

The approximate number of our shareholders of record as of February 23, 2024, was 1,224. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None

Dividends

The declaration of future dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors.

No dividend was paid for the year ended December 31, 2023.

Issuer Stock Purchases

The following table summarizes the purchases of our common stock during the quarter ended December 31, 2023:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
October 1, 2023 to October 31, 2023	24	16.4	24
November 1, 2023 to November 30, 2023	173	17.28	173
December 1, 2023 to December 31, 2023	47	$16.82	47
Total	244		244	$17,598

(1) On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the year ended December 31, 2023, we repurchased 424,000 shares of our common stock for $6.4 million. At December 31, 2023, the remaining balance available for repurchases under the program was $17.6 million.

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

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2018, along with the composite prices of companies listed on the NASDAQ Stock Market and a selection of our peer group. Standard & Poor’s Investment Services provided this information. The comparisons in the graph are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies that comprise this peer group include Herbalife International, Ltd., LifeVantage Corporation, NuSkin Enterprises, Inc. and USANA Health Sciences, Inc. We consider these companies to be representative of our peer group as they have similar product lines and distribution techniques.

Comparison of Cumulative Five Year Total Return
$300
$200
$100
$0
2018
2019
2020
2021
2022
2023
Nature's Sunshine Products, Inc.
NASDAQ Index
Peer Group

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

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Nature’s Sunshine Products, Inc.	$100.00	$109.57	$183.44	$239.68	$107.79	$224.01
NASDAQ Index	100.00	136.69	198.10	242.03	163.28	236.17
Peer Group	100.00	75.99	81.74	77.64	42.37	33.34

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

Eastern Europe

On February 24, 2022, Russian forces launched significant military action against Ukraine. There continues to be sustained conflict and disruption in the region, which is expected to endure for the foreseeable future. Our consultants in our Eastern Europe market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, continue to operate their independent businesses, albeit at a reduced level than prior to the start of the conflict. For the years ended December 31, 2023 and 2022, we have recorded pretax charges of $0 and $1.0 million, respectively, primarily related to the impairment of inventory. We expect that this will continue to impact our business for the foreseeable future. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

Net sales related to Eastern Europe for the years ended December 31, 2023 and 2022, were $54.3 million and $53.3 million, respectively. Operating income related to Russia and Other for the years ended December 31, 2023 and 2022, were $3.1 million and $2.9 million, respectively, prior to the charges noted above. As of December 31, 2023, Russia and Other had assets of $7.4 million, net of working capital reserves related to inventories.

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

2023 Performance

In 2023, we experienced an increase in our consolidated net sales of 5.5 percent (or 7.3 percent in local currencies) compared to 2022. Asia net sales increased approximately 8.0 percent (or 12.7 percent in local currencies) compared to 2022. Europe net sales increased approximately 2.7 percent (or 1.3 percent in local currencies) compared to 2022. North America net sales increased approximately 4.9 percent (or 5.2 percent in local currencies) compared to 2022. Latin America and Other net sales decreased approximately 1.1 percent (or 3.5 percent in local currencies) compared to 2022. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian markets, resulted in an approximate 1.8 percent, or $7.5 million, decrease of our net sales during the year ended December 31, 2023.

Cost of sales increased $2.0 million during 2023, compared to the same period in 2022, and as a percentage of net sales were 27.9 percent and 29.0 percent for 2023 and 2022, respectively. The decrease in cost of sales percentage is primarily due to improvements in market mix, sales price increases, and gross margin improvement initiatives, partially offset by increases related to inflation and unfavorable foreign currency exchange. Part of the decrease also relates to prior-year inventory valuation reserves taken as a result of the conflict between Russia and Ukraine.

Selling, general and administrative expenses increased $13.9 million during 2023, and as a percentage of net sales were 37.5 percent and 36.3 percent for 2023 and 2022, respectively. The increase was primarily related to compensation, marketing, and variable costs as a result of sales growth.

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

Incentive Trip Accrual

We accrue expenses associated with our direct sales program, which rewards independent consultants with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as the trips are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities in amounts greater or less than the amounts recorded. We had accrued incentive trip costs of approximately $4.8 million and $5.8 million at December 31, 2023 and 2022, respectively, which are included in accrued liabilities in the consolidated balance sheets.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2023 and 2022, we had recorded valuation allowances of $18.5 million and $18.0 million, respectively, as offsets to deferred tax assets.

At December 31, 2023, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $4.4 million. The net operating losses will expire at various dates from 2024 through 2034, with the exception of those in some foreign jurisdictions where there is no expiration. As of December 31, 2023, we had approximately $16.7 million of foreign tax and withholding credits. Of the $16.7 million credits, $16.4 million are foreign tax credits, many of which expire in 2024 and a majority of which are offset by valuation allowances.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated net income (loss) from continuing operations results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	(27.9)	(29.0)
Gross profit	72.1	71.0

Operating expenses:
Volume incentives	30.4	30.9
Selling, general and administrative	37.5	36.3

Operating income	4.2	3.8

Other income (expense):
Interest and other income, net	0.1	—
Interest expense	—	(0.1)
Foreign exchange losses, net	0.2	(0.2)
	0.3	(0.3)

Income before provision for income taxes	4.5	3.5
Provision for income taxes	0.9	3.5

Net income (loss)	3.6%	—%

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

Year Ended December 31, 2023, as Compared to the Year Ended December 31, 2022

Net Sales

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales, excluding the impact of currency fluctuations for the years ended December 31, 2023 and 2022 (dollar amounts in thousands).

	Net Sales by Operating Segment
	2023	2022	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$201,251	$186,292	8.0%	$(8,773)	12.7%
Europe	81,101	78,991	2.7%	1,083	1.3%
North America	139,804	133,214	4.9%	(397)	5.2%
Latin America and Other	23,164	23,413	(1.1)%	575	(3.5)%
	$445,320	$421,910	5.5%	$(7,512)	7.3%

Consolidated net sales for the year ended December 31, 2023, were $445.3 million compared to $421.9 million in 2022, or an increase of approximately 5.5 percent. The increase was related to product sales improvements in our Asia, Europe, and North America operating segments. Excluding the unfavorable impact of foreign currency exchange rate fluctuations, consolidated net sales for the year ended December 31, 2023 would have increased by 7.3 percent from 2022.

Asia

Net sales related to Asia for the year ended December 31, 2023, were $201.3 million compared to $186.3 million for 2022, an increase of 8.0 percent. In local currency, net sales increased by 12.7 percent compared to 2022. Fluctuations in foreign exchange rates had an $8.8 million unfavorable impact on net sales for the year ended December 31, 2023.

Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales decreased approximately $5.1 million, or 9.3 percent, for the year ended December 31, 2023, compared to 2022. Fluctuations in foreign exchange rates had a $0.7 million unfavorable impact on net sales for the year ended December 31, 2023. In local currency, net sales decreased 8.0 percent compared to 2022. The decrease in net sales was primarily the result of a slower than anticipated response to our field activation initiatives, combined with inflationary and other macroeconomic factors.

In our Taiwan market, net sales increased approximately $13.2 million, or 27.3 percent, for the year ended December 31, 2023, compared to 2022. Fluctuations in foreign exchange rates had a $2.9 million unfavorable impact on net sales for the year ended December 31, 2023. In local currency, net sales increased 33.3 percent for the year ended December 31, 2023, compared to 2022. We attribute the growth in net sales primarily to effective execution of fundamentals within our sales force with a strong focus on leadership development and incentives intended to stimulate sales activity, as well as the opening of our new sales center in Kaohsiung, Taiwan.

In our Japan market, net sales increased approximately $2.1 million, or 5.5 percent, for the year ended December 31, 2023, compared to 2022. Fluctuations in foreign exchange rates had a $3.0 million unfavorable impact on net sales for the year ended December 31, 2023. In local currency, net sales increased 13.3 percent for the year ended December 31, 2023, compared to 2022. We attribute the growth in net sales primarily to effective execution of fundamentals within our sales force with a strong focus on product resale and leadership development in our key demographic.

In our China market, net sales increased approximately $3.4 million, or 8.6 percent, for the year ended December 31, 2023, compared to 2022. Fluctuations in foreign exchange rates had a $2.0 million unfavorable impact on net sales for the year ended December 31, 2023. In local currency, net sales increased 13.7 percent for the year ended December 31, 2023, compared to 2022. The increase in net sales was primarily the result of our digitally-focused, livestream business model, combined with strong execution and field activation.

Europe

Net sales related to Europe were $81.1 million for the year ended December 31, 2023, compared to $79.0 million for 2022, an increase of 2.7 percent. The functional currency for many of these markets is the U.S. dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $1.1 million favorable impact on net sales for the year ended December 31, 2023. Net sales increased primarily as a result of customers' relative acclimation to the conflict between Russia and Ukraine, as well as strong field activation, especially in Central Europe.

North America

Net sales related to North America for the year ended December 31, 2023, were $139.8 million, compared to $133.2 million for 2022, an increase of 4.9 percent. Fluctuations in foreign exchange rates had a $0.4 million unfavorable impact on net sales for the year ended December 31, 2023. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in North America increased by 5.2 percent from 2022.

In the United States, net sales increased $6.4 million, or 5.2 percent, for the year ended December 31, 2023, compared to 2022. The increase was primarily due to growth in our digital channel, along with an increase in new customers.

Latin America and Other

Net sales related to Latin America and Other markets for the year ended December 31, 2023, were $23.2 million, compared to $23.4 million for 2022, a decrease of 1.1 percent. Fluctuations in foreign exchange rates had a $0.6 million favorable impact on net sales for the year ended December 31, 2023. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Latin America and Other decreased by 3.5 percent from 2022.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 12, “Operating Business Segment and International Operation Information,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Cost of Sales

Cost of sales as a percent of net sales decreased to 27.9 percent in 2023, compared to 29.0 percent in 2022. The decrease in cost of sales percentage is primarily due to improvements in market mix, sales price increases, and gross margin improvement initiatives, partially offset by increases related to inflation and unfavorable foreign currency exchange. Part of the decrease also relates to prior-year inventory valuation reserves taken as a result of the conflict between Russia and Ukraine.

Volume Incentives

Volume incentives as a percent of net sales decreased to 30.4 percent in 2023, compared to 30.9 percent in 2022. These payments are designed to provide incentives for reaching higher sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in the various operations. We do not pay volume incentives in China, instead we pay independent service fees, which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market. The decrease in volume incentives as a percent of net sales for the year ended December 31, 2023 is primarily due to growth in our digital channel and changes in market mix, reflecting growth in channels and markets where volume incentives as a percentage of net sales are lower than the consolidated average.

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

Selling, general and administrative expenses increased by $13.9 million to $167.1 million for the year ended December 31, 2023. Selling, general and administrative expenses were 37.5 percent and 36.3 percent of net sales for the years ended December 31, 2023 and 2022, respectively. The dollar increase was primarily related to increased service fees in China, compensation, variable costs related to sales growth, and investments to drive digital growth and strategic initiatives. Additionally, the increase for the year ended December 31, 2023 was also driven by a pre-tax charge of $5.7 million related to a criminal scheme directed at one of our wholly owned subsidiaries in February 2023 and related investigation costs. See further discussion in Note 15, “Synergy Japan Loss,” to our Condensed Consolidated Financial Statements in Item 8, Part II of this report.

Other Income (Loss), Net

Other income (loss), net, for the years ended December 31, 2023 and 2022, was gains of $1.5 million and losses of $1.0 million, respectively. Other income (loss), for the year ended December 31, 2023 primarily consisted of foreign exchange gains and losses as a result of net changes in foreign currencies primarily in Asia.

Income Taxes

Our effective tax rate was 18.7 percent for 2023 compared to 96.4 percent for 2022. The decrease in the effective rate from 2022 to 2023 is primarily attributable to a valuation allowance recorded in the prior period against deferred tax assets for which we did not expect to receive a benefit. The effective rate for 2023 differed from the federal statutory rate of 21.0 percent primarily due to the following:

•Adjustments to valuation allowances increased the effective rate by 5.4 percent in 2023. Included was the effect of recording a valuation allowance on foreign tax credits which are not expected to be utilized before expiration along with the impact of current year foreign losses in foreign affiliates that currently do not provide tax benefit.
•Adjustments related to operations in foreign countries which are treated as a branch for US tax purposes increased the effective tax rate by 13.8 percent in 2023.
•Cumulative unfavorable adjustments related to foreign operations increased the tax rate by 4.8 percent in 2023. These adjustments relate to foreign items that are treated differently for tax purposes than they are for financial reporting purposes.
•Favorable adjustments from filing the prior year tax return decreased the rate 7.9 percent in 2023. These adjustments primarily related to a tax planning strategy implemented during the year.
•Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 25.3 percentage points in 2023. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2023
Foreign tax credits	(26.7)%
Foreign tax rate differentials	0.4
Foreign withholding taxes	4.5
Transfer pricing adjustment	1.4
Impact of Subpart F	0.7
Impact of GILTI	(2.4)
Impact of FDII	(3.2)
Total	(25.3)%

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

Year Ended December 31, 2022, as Compared to the Year Ended December 31, 2021

For a discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses and costs, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of December 31, 2023, working capital was $89.1 million, compared to $83.9 million as of December 31, 2022. At December 31, 2023, we had $82.4 million in cash and cash equivalents, of which $67.0 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating activities	$41,226	$710
Investing activities	(10,478)	(7,628)
Financing activities	(7,956)	(16,246)

Operating Activities

For the year ended December 31, 2023, operating activities provided cash in the amount of $41.2 million compared to $0.7 million in 2022. Operating cash flows increased primarily due to improved net income, the timing of payments for accrued liabilities, accounts payable, reduced inventory purchases, and timing of receipts of accounts receivable.

Investing Activities

Cash used in investing activities includes cash paid for capital expenditures related to the purchase of equipment, computer systems and software. For the years ended December 31, 2023 and 2022, these amounts were $10.5 million and $7.6 million, respectively.

Financing Activities

For the year ended December 31, 2023, financing activities used $8.0 million in cash, compared to $16.2 million in cash used for the same period in 2022.

For the year ended December 31, 2023, we used cash to repurchase 424,000 shares of our common stock under the share repurchase program for $6.4 million. At December 31, 2023, the remaining balance available for repurchases under the program was $17.6 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At December 31, 2023, there was no outstanding balance under the Credit Agreement. During the year ended December 31, 2023, we made monthly payments of $0.1 million pursuant to the Capital Credit Agreement. As of December 31, 2023, there was no outstanding balance under the Capital Credit Agreement. Our debt obligations are discussed in greater detail in Note 7, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Part II, Item 8 of this report.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2023 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$16,555	$5,341	$6,241	$4,456	$517
Self-insurance reserves (1)	544	544		—	—
Other long-term liabilities reflected on the balance sheet (2)	747	—	—	—	747
Unrecognized tax benefits(3)	312	—	—	—	312
Revolving credit facility (4)	—	—	—	—	—
Total	$18,158	$5,885	$6,241	$4,456	$1,576
_______________________________________
(1)    At December 31, 2023, there were $0.8 million of liabilities. We retain a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and long-term other liabilities on the consolidated balance sheet.

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

(2)    At December 31, 2023, there were $0.7 million of liabilities. We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes). The deferrals become an obligation owed to the participant by us under the plan. Upon separation of the participant from the service with us, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years. As we cannot easily determine when our officers and key employees will separate from us, we are unable to estimate the years in which cash settlement may occur.

(3)    At December 31, 2023, there were $0.3 million of liabilities. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, we are unable to estimate the years in which cash settlement may occur with the respective tax authorities.

(4)    We entered into the revolving Credit Agreement with Bank of America, N.A., that permits us to borrow up to $25.0 million through July 1, 2027, bearing interest at the greater of BSBY Daily Floating Rate or the Index Floor, plus 1.50 percent. We must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2023, we had $25.0 million available under this facility. At December 31, 2023, there was no outstanding balance under the Credit Agreement.

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate, or royalties on certain products. In 2023 and 2022, the aggregate amounts of these payments were $8,000 and $12,000, respectively.

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

Foreign Currency Risk

During the year ended December 31, 2023, approximately 71.0 percent of our net sales and approximately 63.6 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in Management’s Discussion and Analysis included in Part II, Item 7 of this report.

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

Exchange rate sensitivity for the year ended December 31, 2023 (dollar amounts in thousands):

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	%)
Net sales	$445,320	$(22,873)	(5.1)%	$(32,818)	(7.4)%	$(50,320)	(11.3)%

Cost and expenses:
Cost of sales	124,193	(6,400)	(5.2)%	(9,182)	(7.4)%	(14,079)	(11.3)%
Volume incentives	135,320	(8,257)	(6.1)%	(11,846)	(8.8)%	(18,164)	(13.4)%
Selling, general and administrative	167,058	(4,503)	(2.7)%	(6,460)	(3.9)%	(9,906)	(5.9)%

Operating income	$18,749	$(3,713)	(19.8)%	$(5,330)	(28.4)%	$(8,171)	(43.6)%

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

Exchange Rate Sensitivity of financial assets and liabilities as of December 31, 2023 (dollar amounts in thousands):

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)
Financial Assets Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$82,373	$(5,680)	(6.9)%	$(8,150)	(9.9)%	$(12,497)	(15.2)%
Accounts receivable, net	8,827	(546)	(6.2)%	(784)	(8.9)%	(1,202)	(13.6)%

Financial Liabilities Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	7,910	(321)	(4.1)%	(460)	(5.8)%	(706)	(8.9)%

Net Financial Assets Subject to Exchange Rate Risk	$83,290	$(5,905)	(7.1)%	$(8,474)	(10.2)%	$(12,993)	(15.6)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2023, and represent a significant concentration upon translation into U.S. dollars. None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk represent a significant concentration upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Cash Amounts Denominated in Local Currency as of December 31, 2023 (dollar amounts in thousands):

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar
Cash and Cash Equivalents
China (Yuan Renminbi)	$28,513	7.1
South Korea (Won)	5,662	1,294.5
Japan (Yen)	4,732	141.0
Canada (Dollar)	2,501	1.3
Poland (Zloty)	4,432	3.9
Other	16,643	Varies
Total foreign denominated cash and cash equivalents	62,483
U.S. dollars held by foreign subsidiaries	4,565
Total cash and cash equivalents held by foreign subsidiaries	$67,048

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

Year ended December 31,	2023	2022
Canada (Dollar)	1.3	1.3
China (Yuan Renminbi)	7.1	6.7
European Markets (Euro)	0.9	0.9
Japan (Yen)	140.1	130.5
South Korea (Won)	1,305.6	1,287.3
Poland (Zloty)	4.2	4.4
Taiwan (Dollar)	31.1	29.7

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

The functional currency in highly inflationary economies is the U.S. dollar, and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the years ended December 31, 2023 and 2022, we did not operate in any countries considered to be highly inflationary.

Interest Rate Risk

On December 31, 2023, we did not have any available for sale investments.

On December 31, 2023, we had no outstanding balance on our revolving credit line.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nature’s Sunshine Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2024, expressed an adverse opinion on the Company’s internal control over financial reporting, because of a material weakness.

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
March 12, 2024

We have served as the Company’s auditor since 2007.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

As of December 31,	2023	2022
Assets
Current assets:
Cash and cash equivalents	$82,373	$60,032
Accounts receivable, net of allowance for doubtful accounts of $142 and $120, respectively	8,827	14,106
Inventories	66,895	67,949
Prepaid expenses and other	7,722	7,420
Total current assets	165,817	149,507
Property, plant and equipment, net	45,000	46,162
Operating lease right-of-use assets	13,361	16,145
Restricted investment securities - trading	747	702
Deferred income tax assets	15,064	6,859
Other assets	9,784	10,403
	$249,773	$229,778

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,910	$6,349
Accrued volume incentives and service fees	22,922	21,830
Accrued liabilities	33,162	25,591
Deferred revenue	1,794	2,255
Current installments of long-term debt and revolving credit facility	—	1,174
Income taxes payable	6,418	4,117
Current portion of operating lease liabilities	4,547	4,266
Total current liabilities	76,753	65,582
Liability related to unrecognized tax benefits	312	209
Long-term portion of operating lease liabilities	10,376	13,745
Deferred compensation payable	747	702
Long-term deferred income tax liabilities	1,401	1,439
Other liabilities	644	1,054
Total liabilities	90,233	82,731

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 18,875 and 19,093 shares issued and outstanding as of December 31, 2023, and 2022, respectively	119,694	121,583
Retained earnings	49,711	34,635
Noncontrolling interests	5,482	4,142
Accumulated other comprehensive loss	(15,347)	(13,313)
Total shareholders’ equity	159,540	147,047
	$249,773	$229,778
 See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)

Year Ended December 31,	2023	2022
Net sales	$445,320	$421,910
Cost of sales	(124,193)	(122,150)
Gross profit	321,127	299,760

Operating expenses:
Volume incentives	135,320	130,377
Selling, general and administrative	167,058	153,125
Operating income	18,749	16,258
Other income (expense):
Interest and other income, net	552	123
Interest expense	(69)	(249)
Foreign exchange (gains) losses, net	970	(917)
	1,453	(1,043)
Income from operations before provision for income taxes	20,202	15,215
Provision for income taxes	3,786	14,665
Net income	16,416	550
Net income attributable to noncontrolling interests	1,340	940
Net income (loss) attributable to common shareholders	$15,076	$(390)

Basic and diluted net income (loss) per common share

Basic earnings (loss) per share attributable to common shareholders	$0.79	$(0.02)

Diluted earnings (loss) per share attributable to common shareholders	$0.77	$(0.02)

Weighted-average basic common shares outstanding	19,066	19,326
Weighted-average diluted common shares outstanding	19,466	19,326

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

Year Ended December 31,	2023	2022
Net income	$16,416	$550
Foreign currency translation loss (net of tax)	(2,034)	(3,108)
Total comprehensive income (loss)	14,382	(2,558)
Net income attributable to noncontrolling interests	1,340	940
Total comprehensive income (loss) attributable to common shareholders	$13,042	$(3,498)

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Common Stock		Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total
	Shares	Value
Balance at January 1, 2022	19,724	$133,382	$35,025	$3,202	$(10,205)	$161,404
Share-based compensation expense	—	2,901	—	—	—	2,901
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	278	(1,129)	—	—	—	(1,129)
Repurchase of common stock	(909)	(13,571)	—	—	—	(13,571)
Net income (loss)	—	—	(390)	940	—	550
Other comprehensive loss	—	—	—	—	(3,108)	(3,108)
Balance at December 31, 2022	19,093	121,583	34,635	4,142	(13,313)	147,047
Share-based compensation expense	—	4,893	—	—	—	4,893
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	206	(385)	—	—	—	(385)
Repurchase of common stock	(424)	(6,397)	—	—	—	(6,397)
Net income	—	—	15,076	1,340	—	16,416
Other comprehensive loss	—	—	—	—	(2,034)	(2,034)
Balance at December 31, 2023	18,875	$119,694	$49,711	$5,482	$(15,347)	$159,540

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

Year Ended December 31,	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,416	$550
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	45	45
Depreciation and amortization	11,816	11,025
Noncash lease expense	4,417	4,657
Share-based compensation expense	4,893	2,901
Loss on disposal or sale of property and equipment	—	1,069
Deferred income taxes	(8,525)	6,603
Purchase of trading investment securities	—	(32)
Proceeds from sale of trading investment securities	97	134
Realized and unrealized (gains) losses on investments	(140)	160
Foreign exchange (gains) losses	(970)	917
Changes in operating assets and liabilities:
Accounts receivable	4,921	(5,942)
Inventories	995	(8,841)
Prepaid expenses and other	(683)	552
Other assets	679	159
Accounts payable	1,422	(2,803)
Accrued volume incentives and service fees	1,242	(329)
Accrued liabilities	6,991	(5,608)
Deferred revenue	(456)	(1,235)
Lease liabilities	(4,707)	(4,654)
Income taxes payable	2,627	1,426
Liability related to unrecognized tax positions	103	218
Deferred compensation payable	43	(262)
Net cash provided by operating activities	41,226	710
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,478)	(7,628)
Net cash used in investing activities	(10,478)	(7,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	16,294	45,005
Principal payments of revolving credit facility	(16,294)	(45,005)
Principal payments of long-term debt	(1,174)	(1,244)
Principal payments of borrowings from related party	—	(302)
Payments related to tax withholding for net-share settled equity awards	(385)	(1,129)
Repurchase of common stock	(6,397)	(13,571)
Net cash used in financing activities	(7,956)	(16,246)
Effect of exchange rates on cash and cash equivalents	(451)	(2,988)
Net increase (decrease) in cash and cash equivalents	22,341	(26,152)
Cash and cash equivalents at beginning of the year	60,032	86,184
Cash and cash equivalents at end of the year	$82,373	$60,032

Year Ended December 31,	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$9,264	$5,609
Cash paid for interest	539	264
Supplemental disclosure of noncash investing, and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	590	375

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

We market our products in Austria, Belarus, Canada, China, Colombia, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Norway, Panama, Poland, Russia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine and the United States. We also market our products through a wholesale model to Australia, Chile, Israel, New Zealand, Norway and the United Kingdom.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and our subsidiaries. At December 31, 2023 and 2022, substantially all of our subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation. We consolidate the joint ventures in Hong Kong and China in our consolidated financial statements, with another party’s interest presented as a noncontrolling interest. Additionally, we operate a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

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

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to our independent consultants, and receivables from independent consultants in foreign markets. Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. However, due to the geographic dispersion of credit card and independent consultant receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2023 and 2022. We maintain an allowance for potential credit losses that is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of account holder. This reserve is adjusted periodically as information about specific accounts becomes available.

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

Fair Value of Financial Instruments

Our financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, investments, and accounts payable, approximate fair value due to their short-term nature. During the years ended December 31, 2023, and 2022, we did not have any write-offs related to the remeasurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Incentive Trip Accrual

We accrue for expenses associated with our direct sales program, which rewards independent consultants with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. We have accrued convention and meeting costs of $4.8 million and $5.8 million at December 31, 2023, and 2022, respectively, which are included in accrued liabilities in the consolidated balance sheets.

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of operations. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation, and other pertinent economic factors. During the years ended December 31, 2023 and 2022, we did not operate in any countries considered to be highly inflationary.

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

Advertising Costs

Advertising costs are expensed as incurred and classified in selling, general and administrative expenses. Advertising expense incurred for the years ended December 31, 2023 and 2022, totaled approximately $11.5 million and $11.0 million, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $1.6 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years (dollar and share amounts in thousands, except for per share information):

	2023	2022
Net income (loss) attributable to common shareholders:
Net income (loss)	$15,076	$(390)

Basic weighted-average shares outstanding	19,066	19,326

Basic earnings (loss) per share attributable to common shareholders:
Net income (loss)	$0.79	$(0.02)

Diluted Shares Outstanding:
Basic weighted-average shares outstanding	19,066	19,326
Share-based awards	400	—
Diluted weighted-average shares outstanding	19,466	19,326

Diluted earnings (loss) per share attributable to common shareholders:
Net income (loss)	$0.77	$(0.02)

Potentially dilutive shares excluded from diluted-per-share amounts:
Share-based awards	730	—

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	25	1,234	(1)
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

For the years ended December 31, 2023 and 2022, potentially dilutive shares excluded from diluted-per-share amounts include performance-based restricted stock units (“RSU”), for which certain metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the years presented.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU provides additional guidance on the improved reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments improve interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this update were effective as of December 15, 2023. The adoption of this ASU did not have a significant impact on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU provides additional guidance on the disclosure of income taxes on an annual basis and require all public business entities to disclose specific categories in the rate reconciliation, provide additional information on reconciling items, additional information about income taxes paid, and additional information about income tax expense from continuing operation. The amendments in this update are effective as of December 15, 2024. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.

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

A reserve for product returns is recorded based upon historical experience. We allow independent consultants to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of our markets, the requirements to return product are more restrictive. Sales returns for the years ended December 31, 2023 and 2022, were $2.1 million and $1.4 million, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales. Shipping and handling revenues of approximately $1.4 million and $1.2 million were reported as net sales for the years ended December 31, 2023 and 2022, respectively.

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

Practical Expedients and Exemptions

We have made the accounting policy election to treat shipping and handling as a fulfillment activity rather than a promised service under Topic 606.

NOTE 3: INVENTORIES

The composition of inventories is as follows (dollar amounts in thousands):

As of December 31,	2023	2022
Raw materials	$18,301	$23,133
Work in process	1,218	1,713
Finished goods	47,376	43,103
Total inventory	$66,895	$67,949

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows (dollar amounts in thousands):

As of December 31,	2023	2022
Land and improvements	$351	$668
Buildings and improvements	32,853	32,055
Machinery and equipment	31,539	31,577
Furniture and fixtures	6,126	11,669
Computer software and hardware	68,887	61,180
	139,756	137,149
Accumulated depreciation and amortization	(94,756)	(90,987)
Total property, plant and equipment	$45,000	$46,162

Depreciation expense was $11.8 million and $11.0 million for the years ended December 31, 2023 and 2022, respectively.

Capitalized interest was immaterial for the years ended December 31, 2023 and 2022.

NOTE 5: INVESTMENT SECURITIES

Our trading securities portfolio totaled $0.7 million and $0.7 million at December 31, 2023 and 2022, respectively, and generated gains of $0.1 million and losses of $0.2 million, for the years ended December 31, 2023 and 2022, respectively.

NOTE 6: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows (dollar amounts in thousands):

As of December 31,	2023	2022
Salaries and employee benefits	$17,053	$7,786
Sales, use and property tax (See Note 11)	3,345	2,754
Convention and meeting costs	4,763	5,787
Other	8,001	9,264
Total	$33,162	$25,591

NOTE 7: REVOLVING CREDIT FACILITY AND OTHER OBLIGATIONS

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022 the credit agreement was amended to extend the term to mature on July 1, 2027 and allows for additional borrowings of $25.0 million or up to three separate increases of no less than $5.0 million each, subject to the lender's due diligence. The amendment to the credit agreement also modified the calculation of interest. Interest under the amended Credit Agreement is the greater of BSBY Daily Floating Rate or the Index Floor, plus 1.50 percent (6.95 percent as of December 31, 2023), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2023, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. We were in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2023.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in 36 monthly payments of $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of December 31, 2023, there was no outstanding balance under the Capital Credit Agreement.

NOTE 8: INCOME TAXES

Income from continuing operations before provision (benefit) for income taxes are taxed under the following jurisdictions (dollar amounts in thousands):

Year Ended December 31,	2023	2022
Domestic	$(15,962)	$(7,505)
Foreign	36,164	22,720
Total	$20,202	$15,215

Components of the provision (benefit) for income taxes for each of the two years in the period ended December 31, 2023 are as follows (dollar amounts in thousands):

Year Ended December 31,	2023	2022
Current:
Federal	$1,875	$2
State	361	(48)
Foreign	9,605	6,725
Subtotal	11,841	6,679
Deferred:
Federal	(8,277)	5,792
State	(490)	(13)
Foreign	712	2,207
Subtotal	(8,055)	7,986
Total provision (benefit) for income taxes	$3,786	$14,665

The provision (benefit) for income taxes, as a percentage of income from continuing operations before provision (benefit) for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of U.S. federal income tax benefit	(0.4)	(0.5)
U.S. tax impact of foreign operations	(25.3)	(8.6)
Valuation allowance change	5.4	64.3
Unrecognized tax benefits	1.8	1.4
Permanent foreign items	4.8	4.3
Withholding tax on royalties	5.1	4.2
Executive compensation	1.2	2.7
Stock compensation	(0.1)	(2.4)
Tax return to provision differences	(7.9)	(3.4)
Income eliminated in consolidation	13.8	13.1
Other	(0.7)	0.3
Effective income tax rate	18.7%	96.4%

Adjustments relating to the U.S. impact of foreign operations decreased the effective tax rate by 25.3 percentage points and 8.6 percentage points in 2023 and 2022, respectively. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2023	2022
Foreign tax credits	(26.7)%	(19.4)%
Foreign tax rate differentials	0.4	1.5
Foreign withholding taxes	4.5	2.6
Transfer pricing adjustment	1.4	1.2
Impact of Subpart F	0.7	1.8
Impact of GILTI	(2.4)	3.7
Impact of FDII	(3.2)	—
Total	(25.3)%	(8.6)%

The significant components of the deferred tax assets (liabilities) are as follows (dollar amounts in thousands):

As of December 31,	2023	2022
Inventory	$1,881	$1,612
Accrued liabilities	2,263	2,859
Operating lease liabilities	2,363	2,667
Deferred compensation	166	160
Share-based compensation	1,059	797
Intangible assets	101	115
Bad debts	23	9
Net operating losses	4,358	5,060
Foreign tax and withholding credits	16,707	15,392
Accrued compensation	2,178	304
Fixed assets	2,606	—
Other deferred tax assets	2,135	1,960
Valuation allowance	(18,534)	(18,049)
Total deferred tax assets	17,306	12,886

Accelerated depreciation	—	(4,029)
Right of use assets	(2,082)	(2,365)
Tax on unremitted earnings	(1,508)	(1,032)
Other deferred tax liabilities	(53)	(40)
Total deferred tax liabilities	(3,643)	(7,466)
Total deferred taxes, net	$13,663	$5,420

The components of deferred tax assets (liabilities), net are as follows (dollar amounts in thousands):

As of December 31,	2023	2022
Net deferred tax assets	$15,064	$6,859
Net deferred tax liabilities	(1,401)	(1,439)
Total deferred taxes, net	$13,663	$5,420

We have elected the period cost method (costs are treated as a current period expense when incurred) under U.S. GAAP as it relates to GILTI income inclusions in U.S. taxable income. Each reporting period we analyze our indefinite reinvestment assertions with respect to undistributed foreign earnings. As of December 31, 2023, we continue to assert that we do not intend to reinvest undistributed foreign earnings indefinitely in our foreign subsidiaries.

We have provided a valuation allowance of $18.5 million and $18.0 million as of December 31, 2023 and 2022, respectively, for certain deferred tax assets, including foreign net operating losses, for which we cannot conclude it is more likely than not that they will be realized. We reviewed our tax positions and increased the valuation allowance by approximately $0.5 million in 2023. For financial reporting purposes, the increase in valuation allowances increases income tax expenses in the year recorded. At December 31, 2023, we had approximately $16.7 million of foreign tax and withholding credits. Of the $16.7 million credits, $16.4 million are foreign tax credits, many of which expire in 2024 and a majority of which are offset by a valuation allowance.

At December 31, 2023, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $4.4 million, tax effected. The net operating losses will expire at various dates from 2024 through 2034, with the exception of those in some foreign jurisdictions where there is no expiration. The foreign net operating losses have a valuation allowance recorded against the portion expected to expire before utilization.

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

Our U.S. federal income tax returns for 2020 through 2022 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2018 through 2022.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2023 and 2022 was $0.6 million and $0.2 million, respectively, all of which would favorably impact the rate if recognized. Included in these amounts is approximately $0.1 million and $0.1 million, respectively, of combined interest and penalties. We increased interest and penalties approximately $13,000 and $0.1 million for the years ended December 31, 2023 and 2022, respectively. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

During the years ended December 31, 2023 and 2022, we added approximately $0.4 million and $0.2 million, respectively, to our liability for unrecognized tax benefits.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years (dollar amounts in thousands):

Year Ended December 31,	2023	2022
Unrecognized tax benefits, opening balance	$110	$—
Settlement of liability reclassified as income tax payable	—	—
Payments on liability	—	(5)
Tax positions taken in a prior period
Gross increases	360	120
Gross decreases	—	—
Tax positions taken in the current period
Gross increases	—	—
Gross decreases	—	—
Lapse of applicable statute of limitations	—	—
Currency translation adjustments	1	(5)
Unrecognized tax benefits, ending balance	$471	$110

We do not anticipate a significant change to liabilities related to unrecognized tax benefits within the next twelve months.

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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the year ended December 31, 2023, we repurchased 424,000 shares of our common stock for $6.4 million. At December 31, 2023, the remaining balance available for repurchases under the program was $17.6 million.

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

Stock option activity for 2023 and 2022 consisted of the following (share amounts in thousands, except for per share information):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value
Options outstanding at January 1, 2022	172	$12.13	$5.05
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	(29)	9.17	3.92
Options outstanding at December 31, 2022	143	12.72	5.28
Granted	—	—	—
Forfeited or canceled	(41)	14.59	7.02
Exercised	(27)	13.88	6.53
Options outstanding at December 31, 2023	75	$11.25	$3.85

There was no Share-based compensation expense from stock options for the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, there were no unrecognized share-based compensation cost related to grants described above.

For the years ended December 31, 2023 and 2022, we issued 27,000 and 29,000 shares of common stock upon the exercise of stock options at an average exercise price of $13.88 and $9.17 per share, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2023 and 2022 was $0.1 million and $0.3 million, respectively. For the years ended December 31, 2023 and 2022, we recognized $0.1 million and $0.1 million of tax benefits from the exercise of stock options during the period, respectively.

At December 31, 2023, the aggregate intrinsic value of outstanding and exercisable options to purchase 75,000 shares of common stock was $0.5 million. At December 31, 2022, the aggregate intrinsic value of outstanding and exercisable options to purchase 143,000 shares of common stock was $0.

As of December 31, 2023 and 2022, we had no unvested options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods ranging from 12 months up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to EBITDA growth, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At December 31, 2023 and 2022, there were 100,000 and 94,000 vested RSUs, respectively, granted to members of the Board of Directors that had a restriction period.

Restricted stock unit activity for the years ended December 31, 2023 and 2022 is as follows: (share amounts in thousands, except per share information):

	Number of Shares	Weighted-Average Grant Date Fair Value
Units outstanding at January 1, 2022	830	$9.46
Granted	881	10.30
Issued	(331)	7.56
Forfeited	(289)	9.27
Units outstanding at December 31, 2022	1,091	10.76
Granted	548	10.91
Issued	(234)	5.00
Forfeited	(63)	10.12
Units outstanding at December 31, 2023	1,342	$11.21

During the year ended December 31, 2023, we granted 548,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees, which are composed of both time-based RSUs and adjusted EBITDA performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value $10.91 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over three year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $10.74 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date.

During the year ended December 31, 2022, we granted 881,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees, which are composed of both time-based RSUs and share-price performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value of $10.76 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over a three year period from the grant date. The share-price performance-based RSUs were granted with a weighted-average grant date fair value of $6.01 per share and vest upon achieving share-price targets over a three year period from the grant date.

Except for share-price performance-based RSUs, RSUs are valued at the market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period. For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is 11.9 percent for a common share.

Share-based compensation expense related to time-based RSUs for the period ended December 31, 2023 and 2022 was approximately $3.7 million and $1.9 million, respectively. As of December 31, 2023, and 2022, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.9 million and $3.0 million, respectively. As of December 31, 2023, the remaining compensation expense is expected to be recognized over the weighted-average period of approximately 0.7 years.

Share-based compensation expense related to performance-based RSUs for the years ended December 31, 2023 and 2022, was approximately $1.2 million and $1.0 million, respectively. Should we attain all of the metrics related to the performance-based RSU grant, we would recognize up to $5.8 million of potential share-based compensation expense. We currently expect to recognize an additional $2.7 million of that potential share-based compensation expense.

The number of shares issued upon vesting or exercise for restricted stock units granted, pursuant to our share-based compensation plans, is net of shares withheld to cover the minimum statutory withholding requirements that we pay on behalf of our employees, which was 56,000 and 81,000 shares for the years ended December 31, 2023 and 2022, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

NOTE 10:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

We sponsor a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. During 2023, we made matching contributions of 58.0 percent of employee contributions up to a maximum of 6.0 percent of the employee’s compensation. Our contributions to the plan vest after a period of three years. During 2023 and 2022, we contributed to the plan $1.0 million and $1.0 million, respectively.

We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain our assets until they are actually paid out to the participants. We have established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, we adjust our obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). We had deferred compensation plan assets of approximately $0.7 million and $0.7 million as of December 31, 2023, and 2022, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate, or royalties on certain products. In 2023 and 2022, the aggregate amounts of these payments were $8,000 and $12,000, respectively.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of December 31, 2023 and 2022, accrued liabilities include $0.2 million and $0.3 million related to non-income tax contingencies, respectively. While we believe that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.4 million..

Other Litigation

We are party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments and other civil litigation. We have accrued $0.5 million related to the estimated outcome of these proceedings as of December 31, 2023. In addition, we are party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.4 million. During the years ended December 31, 2023 and 2022, we made payments of $0.1 million and $0, respectively, related to the settlement of litigation.

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

We review our self-insurance accruals on a quarterly basis and determine, based upon a review of our recent claims history and other factors, which portions of our self-insurance accruals should be considered short-term and long-term. We have accrued $0.8 million and $1.1 million for product liability and employee medical claims at December 31, 2023 and 2022, respectively, of which $0.5 million and $0.8 million was classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

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

Reportable business segment information for the years ended December 31, 2023 and 2022 is as follows (dollar amounts in thousands):

Year Ended December 31,	2023	2022
Net sales:
Asia	$201,251	$186,292
Europe	81,101	78,991
North America	139,804	133,214
Latin America and Other	23,164	23,413
Total net sales	445,320	421,910
Contribution margin (1):
Asia	96,365	85,876
Europe	25,456	25,911
North America	54,877	47,615
Latin America and Other	9,109	9,981
Total contribution margin	185,807	169,383

Selling, general and administrative (2)	167,058	153,125
Operating income	18,749	16,258

Other income (loss), net	1,453	(1,043)
Income before provision for income taxes	$20,202	$15,215
___________________________
(1) Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2) Service fees in China totaled $16.6 million and $14.9 million for the years ended December 31, 2023 and 2022, respectively. These service fees are included in our selling, general and administrative expenses.

Year Ended December 31,	2023	2022
Capital expenditures:
Asia	$1,882	$1,830
Europe	138	57
North America	8,431	5,573
Latin America and Other	27	168
Total capital expenditures	$10,478	$7,628

Depreciation and amortization:
Asia	$1,812	$1,856
Europe	54	123
North America	9,890	8,863
Latin America and Other	60	183
Total depreciation and amortization	$11,816	$11,025

As of December 31,	2023	2022
Assets:
Asia	$105,636	$95,362
Europe	20,920	15,773
North America	116,052	112,319
Latin America and Other	7,165	6,324
Total assets	$249,773	$229,778

From an individual country/region perspective, only the United States, South Korea and Taiwan comprise 10 percent or more of consolidated net sales for the years ended December 31, 2023 and 2022 as follows (dollar amounts in thousands):

Year Ended December 31,	2023	2022
Net sales:
United States	$129,305	$122,863
Taiwan	61,691	48,474
South Korea	49,845	54,935
Other	204,479	195,638
Total net sales	$445,320	$421,910

Revenue generated by each of our product lines is set forth below (dollars in thousands):

Year Ended December 31,	2023	2022
Asia:
General health	$69,037	$53,603
Immunity	5,420	3,283
Cardiovascular	57,771	55,312
Digestive	36,434	37,457
Personal care	5,586	9,205
Weight management	27,003	27,432
	201,251	186,292
Europe:
General health	$34,709	$34,438
Immunity	8,222	8,489
Cardiovascular	9,143	9,380
Digestive	22,111	20,024
Personal care	4,977	4,854
Weight management	1,939	1,806
	81,101	78,991
North America:
General health	$63,742	$64,488
Immunity	16,124	14,966
Cardiovascular	14,959	14,383
Digestive	34,628	28,490
Personal care	6,476	6,212
Weight management	3,875	4,675
	139,804	133,214
Latin America and Other:
General health	$6,286	$6,728
Immunity	2,703	2,901
Cardiovascular	1,718	1,662
Digestive	10,693	10,040
Personal care	1,262	1,399
Weight management	502	683
	23,164	23,413
Total net sales	$445,320	$421,910

From an individual country perspective, only the United States comprise 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

As of December 31	2023	2022
Property, plant and equipment, net
United States	$41,239	$42,389
Other	3,761	3,773
Total property, plant and equipment	$45,000	$46,162

NOTE 13:  FAIR VALUE

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

The following table presents our hierarchy for assets measured at fair value on a recurring basis as of December 31, 2023 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$747	$—	$—	$747
Total assets measured at fair value on a recurring basis	$747	$—	$—	$747

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

For the years ended December 31, 2023 and 2022, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

During the years ended December 31, 2023 and 2022, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

NOTE 14:  LEASES

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

Operating lease costs were approximately $5.2 million and $5.3 million for the years ended December 31, 2023 and 2022, respectively. Short-term lease costs were approximately $1.0 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. Operating lease costs were offset by sublease income of $0.3 million and $0 for the years ended December 31, 2023 and 2022, respectively. Short-term lease costs represent our costs with respect to leases with a duration of 12 months or less and are not reflected on our Consolidated Balance Sheets.

Information related to the Company’s operating right-of-use assets and related operating lease liabilities were as follows (dollar amounts in thousands, except lease term and discount rate):

As of December 31,	2023	2022
Assets:
Operating lease right-of-use assets	$13,361	$16,145

Liabilities:
Current	4,547	4,266
Long-term	10,376	13,745
Total operating lease liabilities	$14,923	$18,011

Weighted-average remaining lease term	4.1	5.0
Weighted-average discount rate	4.15%	3.91%

Year Ended December 31,	2023	2022
Cash paid for operating lease liabilities	$5,504	$5,579
Right-of-use assets obtained in exchange for new operating lease obligations	1,184	3,181
Cancellations or adjustments of leases that resulted in the reduction of lease assets in exchange for lease liabilities	$(27)	$(216)

There were no material operating leases that we have entered into and that were yet to commence as of December 31, 2023.

The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2023, were as follows (dollar amounts in thousands):

Year Ending December 31,
2024	$5,341
2025	3,406
2026	2,835
2027	2,356
2028	2,100
Thereafter	517
Total lease payments	$16,555
Less: Imputed interest (1)	1,632
Present value of lease liabilities	$14,923

(1) Calculated using our corporate borrowing rate based on the term of each lease ranging from 3.00 percent to 6.89 percent.

NOTE 15:  SYNERGY JAPAN LOSS

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

As a result of this matter, we incurred investigation and other professional fees of $0.9 million net of recoveries, which along with the initial $4.8 million loss, were recorded in Selling, General and Administrative expense for the year ended December 31, 2023. This incident did not otherwise have a material impact on our business.

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

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2023. In addition, this item provides management’s report on internal control over financial reporting as of December 31, 2023.

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

In connection with the preparation of our Annual Report as of December 31, 2023, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weakness in internal controls over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting were not effective as of December 31, 2023, due to the material weakness in internal controls over financial reporting described below.

Material Weakness

As previously disclosed in our Current Report on Form 8-K filed on February 24, 2023, we determined that Synergy Worldwide Japan G.K., a Japan entity and wholly owned subsidiary of the Company (“Synergy Japan”), was the victim of a criminal scheme involving employee impersonation and fraudulent requests targeting Synergy Japan. The criminal scheme resulted in a series of fraudulently induced unauthorized wire transfers between February 1, 2023, and February 17, 2023, totaling $4.8 million. We determined that our internal controls were not properly designed or operating effectively to prevent unauthorized wire transfers by Synergy Japan. This material weakness in our controls resulted in the inability to prevent this misappropriation of our cash assets in Synergy Japan.

Our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nature’s Sunshine Products, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, and related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, of the Company and our report dated March 12, 2024, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company determined that its internal controls were not properly designed or operating effectively to prevent unauthorized wire transfers by Synergy Japan. This material weakness in the Company's controls resulted in the inability to prevent misappropriation of its cash assets in Synergy Japan.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah
March 12, 2024

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	1,416,875	(2)	$11.25	(3)	2,010,781	(4)
Equity compensation plans not approved by security holders	—		N/A		—
Total	1,416,875		$11.25		2,010,781
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
(2)     Consists of 75,000 stock options and 1,341,875 restricted stock units.
(3)     Excludes the impact of restricted stock units, which are exercised for no consideration.
(4)     Represents the number of shares available for future issuance under the 2012 Incentive Plan .

Other information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2023.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2023 and 2022

Consolidated statements of operations for the years ended December 31, 2023 and 2022

Consolidated statements of comprehensive income for the years ended December 31, 2023 and 2022

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2023 and 2022

Consolidated statements of cash flows for the years ended December 31, 2023 and 2022

Notes to consolidated financial statements

(a)(2)	List of Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained elsewhere in this report.

(a)(3)	List of Exhibits

Exhibit Index as seen below

LIST OF EXHIBITS

Item No.	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation.
3.2(2)	Amended and Restated Bylaws, dated March 8, 2021.
4.1 (3)	Description of Capital Stock of Nature’s Sunshine Products, Inc.
10.1(4)*	Tax Deferred Retirement Plan, Restated January 1, 2012.
10.2(5)*	Supplemental Elective Deferral Plan, as Amended effective as of January 1, 2008.
10.3 (6)*	Form of Award Agreement (2012 Stock Incentive Plan).
10.4 (7)*	Executive Agreement, dated September 14, 2018, between the Company and Terrence Moorehead.
10.5 (8)*	Amendment to Executive Agreement, dated October 19, 2018, between the Company and Terrence Moorehead.
10.6 (9)*	Stockholder Agreement dated June 26, 2014, between Nature’s Sunshine Products, Inc. and Shanghai Fosun Pharmaceutical (Group) Co., Ltd.
10.7 (10)	Amendment to Operating Agreement
10.8 (11)	Operating Agreement dated August 25, 2014, among Nature’s Sunshine Products, Inc., Fosun Industrial Co., Limited and Nature’s Sunshine Hong Kong Limited.
10.9 (12)	Amended and Restated 2012 Stock Incentive Plan
10.10 (13)	Loan Agreement dated July 11, 2017, between Bank of America, N.A. and Nature’s Sunshine Products, Inc.
10.11 (14)	Amendment No. 4 to Loan Agreement
10.12 (15)	Form of Restricted Stock Unit Award Agreement
10.13 (16)	Form of Performance Share Unit Award Agreement
10.14 (17)	Employment Agreement dated December 30, 2022 between Shane Jones and Nature’s Sunshine Products, Inc.
10.15 (18)	Employment Agreement dated May 16, 2022 between Martin Gonzalez and Nature’s Sunshine Products, Inc.
21(19)	List of Subsidiaries of Registrant.
23.1(19)	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1(19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(19)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3(19)	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(19)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2(19)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
32.3(19)	Certification of Chief Accounting Officer pursuant to 18 U.S.C. § 1350.
97(19)	Nature’s Sunshine Products, Inc. Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed on March 16, 2018, and is incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed on March 11, 2021, and is incorporated herein by reference.
(3)	Previously filed as Exhibit 4.1 to the Annual Report on Form 10-K/A filed on July 9, 2021, and is incorporated herein by reference.
(4)	Previously filed as Exhibit 10.1 to the Annual Report on Form 10-K filed on March 13, 2015, and is incorporated herein by reference.
(5)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on March 14, 2016, and is incorporated herein by reference.
(6)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 15, 2015, and is incorporated herein by reference.
(7)	Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(8)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2018, and is incorporated herein by reference.
(9)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 2, 2014, and is incorporated herein by reference.
(10)	Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on August 17, 2021, and is incorporated herein by reference.
(11)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2014, and is incorporated herein by reference.
(12)	Included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A file on March 19, 2021, and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2020, and is incorporated herein by reference.
(14)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 28, 2022, and is incorporated herein by reference.
(15)	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed on August 9, 2022, and is incorporated herein by reference.
(16)	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed on November 3, 2022, and is incorporated herein by reference.
(17)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2022, and is incorporated herein by reference.
(18)	Previously filed as Exhibit 10.19 to the Annual Report on Form 10-K filed on March 16, 2023, and is incorporated herein by reference.
(19)	Filed herewith.
*	Management contract or compensatory plan.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	March 12, 2024	By:	/s/ Terrence O. Moorehead
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

Signature	Title	Date

/s/ Terrence O. Moorehead	Chief Executive Officer and Director	March 12, 2024
Terrence O. Moorehead	(Principal Executive Officer)

/s/ Richard D. Moss	Chairman of the Board	March 12, 2024
Richard D. Moss

/s/ L. Shane Jones	Executive Vice President, Chief Financial Officer and Treasurer	March 12, 2024
L. Shane Jones	(Principal Financial Officer)

/s/ Jonathan D. Lanoy	Senior Vice President, Chief Accounting Officer	March 12, 2024
Jonathan D. Lanoy	(Principal Accounting Officer)

/s/ Curtis Kopf	Director	March 12, 2024
Curtis Kopf

/s/ Richard D. Moss	Director	March 12, 2024
Richard D. Moss

/s/ Tess Roering	Director	March 12, 2024
Tess Roering

/s/ Robert D. Straus	Director	March 12, 2024
Robert D. Straus

/s/ J. Christopher Teets	Director	March 12, 2024
J. Christopher Teets

/s/ Heidi Wissmiller	Director	March 12, 2024
Heidi Wissmiller

/s/ Rong Yang	Director	March 12, 2024
Rong Yang

NATURE’S SUNSHINE PRODUCTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year
Year Ended December 31, 2023

Allowance for doubtful accounts receivable	$120	$50	$(28)	$—	$1	$143

Allowance for sales returns	543	1,859	(2,112)	—	(12)	278

Tax valuation allowance	18,049	331	—	—	154	18,534

Year Ended December 31, 2022

Allowance for doubtful accounts receivable	$143	$45	$(67)	$—	$(1)	$120

Allowance for sales returns	380	1,560	(1,376)	—	(21)	543

Tax valuation allowance	8,650	9,400	—	—	(1)	18,049