Form 10-Q
period 2024-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2024-05-07
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The number of shares of Common Stock, no par value, outstanding on April 19, 2024, was 18,729,775 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended March 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans, strategies and financial results, including expected improvement in gross profit and gross margin. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, but include the following:

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$77,773	$82,373
Accounts receivable, net of allowance for doubtful accounts of $138 and $142, respectively	9,694	8,827
Inventories	62,653	66,895
Prepaid expenses and other	10,036	7,722
Total current assets	160,156	165,817

Property, plant and equipment, net	45,271	45,000
Operating lease right-of-use assets	15,966	13,361
Investment securities - trading	802	747
Deferred income tax assets	15,278	15,064
Other assets	9,794	9,784
Total assets	$247,267	$249,773

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,029	$7,910
Accrued volume incentives and service fees	22,446	22,922
Accrued liabilities	23,257	33,162
Deferred revenue	1,877	1,794
Income taxes payable	7,208	6,418
Current portion of operating lease liabilities	5,064	4,547
Total current liabilities	68,881	76,753

Liability related to unrecognized tax benefits	624	312
Long-term portion of operating lease liabilities	12,648	10,376
Long-term note payable and revolving credit facility	2,107	—
Deferred compensation payable	802	747
Deferred income tax liabilities	1,515	1,401
Other liabilities	983	644
Total liabilities	87,560	90,233

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,786 and 18,875 shares issued and outstanding, respectively	119,063	119,694
Retained earnings	52,032	49,711
Noncontrolling interest	5,651	5,482
Accumulated other comprehensive loss	(17,039)	(15,347)
Total shareholders’ equity	159,707	159,540
Total liabilities and shareholders’ equity	$247,267	$249,773

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$110,993	$108,634
Cost of sales	32,015	31,692
Gross profit	78,978	76,942

Operating expenses:
Volume incentives	33,570	33,128
Selling, general and administrative	40,784	43,642
Operating income	4,624	172
Other income, net	31	1,514
Income before provision for income taxes	4,655	1,686
Provision for income taxes	2,165	433
Net income	2,490	1,253
Net income attributable to noncontrolling interests	169	393
Net income attributable to common shareholders	$2,321	$860

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.12	$0.05

Diluted earnings per share attributable to common shareholders	$0.12	$0.04

Weighted average basic common shares outstanding	18,828	19,061
Weighted average diluted common shares outstanding	19,224	19,433

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$2,490	$1,253
Foreign currency translation loss (net of tax)	(1,692)	(1,653)
Total comprehensive income (loss)	$798	$(400)

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2023	18,875	$119,694	$49,711	$5,482	$(15,347)	$159,540
Share-based compensation expense	—	1,369	—	—	—	1,369
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	16	(152)	—	—	—	(152)
Repurchase of common stock	(105)	(1,848)	—	—	—	(1,848)
Net income	—	—	2,321	169	—	2,490
Other comprehensive loss	—	—	—	—	(1,692)	(1,692)
Balance at March 31, 2024	18,786	$119,063	$52,032	$5,651	$(17,039)	$159,707

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2022	19,093	$121,583	$34,635	$4,142	$(13,313)	$147,047
Share-based compensation expense	—	1,058	—	—	—	1,058
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	42	(165)	—	—	—	(165)
Repurchase of common stock	(90)	(823)	—	—	—	(823)
Net income	—	—	860	393	—	1,253
Other comprehensive loss	—	—	—	—	(1,653)	(1,653)
Balance at March 31, 2023	19,045	$121,653	$35,495	$4,535	$(14,966)	$146,717

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,490	$1,253
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	4
Depreciation and amortization	3,160	2,805
Non-cash lease expense	1,197	932
Share-based compensation expense	1,369	1,058
Loss on sale of property, plant and equipment	—	71
Deferred income taxes	(157)	(631)
Purchase of trading investment securities	(14)	—
Proceeds from sale of trading investment securities	21	31
Realized and unrealized gains on investments	(62)	(47)
Foreign exchange losses (gains)	20	(1,477)
Changes in assets and liabilities:
Accounts receivable	(1,136)	3,649
Inventories	3,389	457
Prepaid expenses and other current assets	(2,415)	(3,266)
Other assets	(409)	(11)
Accounts payable	1,099	2,391
Accrued volume incentives and service fees	(101)	781
Accrued liabilities	(6,802)	2,759
Deferred revenue	108	(1,142)
Lease liabilities	(1,002)	(900)
Income taxes payable	965	586
Liability related to unrecognized tax benefits	415	6
Deferred compensation payable	55	16
Net cash provided by operating activities	2,190	9,325
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,689)	(2,325)
Net cash used in investing activities	(3,689)	(2,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	—	(318)
Proceeds from revolving credit facility	4,808	433
Principal payments of revolving credit facility	(2,701)	(283)
Payments related to tax withholding for net-share settled equity awards	(152)	(165)
Repurchase of common stock	(1,848)	(823)
Net cash provided by (used in) financing activities	107	(1,156)
Effect of exchange rates on cash and cash equivalents	(3,208)	(156)
Net increase (decrease) in cash and cash equivalents	(4,600)	5,688
Cash and cash equivalents at the beginning of the period	82,373	60,032
Cash and cash equivalents at the end of the period	$77,773	$65,720
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$1,383	$1,991
Cash paid for interest	12	25

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of March 31, 2024, and for the three-month periods ended March 31, 2024 and 2023. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2024.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.2 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, noncontrolling interests were $5.7 million and $5.5 million, respectively.

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$17,650	$18,301
Work in progress	1,594	1,218
Finished goods	43,409	47,376
Total inventories	$62,653	$66,895

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $0.8 million at March 31, 2024, and $0.7 million at December 31, 2023, and generated gains of $62,000 and $47,000 for the three months ended March 31, 2024 and 2023, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022 the Credit Agreement was amended to extend the term to mature on July 1, 2027 and allows for additional borrowings of $25.0 million or up to three separate increases of no less than $5.0 million each, subject to the lender's due diligence. The amendment to the Credit Agreement also modified the calculation of interest. Interest under the amended Credit Agreement is the greater of BSBY Daily Floating Rate or the Index Floor, plus 1.50 percent (6.84 percent as of March 31, 2024), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At March 31, 2024 and December 31, 2023, we had an outstanding balance under the Credit Agreement of $2.1 million and $0, respectively, included in the long-term note payable within our Condensed Consolidated Balance Sheets.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of March 31, 2024, we were in compliance with the debt covenants set forth in the Credit Agreement.

On April 21, 2020, we entered into a credit agreement with Banc of America Leasing and Capital, LLC, with a borrowing limit of $6.0 million (the "Capital Credit Agreement"). On November 19, 2020, we executed on the Capital Credit Agreement and borrowed $3.7 million. We pay interest on any borrowings under the Capital Credit Agreement at a fixed rate of 3.00 percent and are required to settle our borrowings under the Capital Credit Agreement in 36 monthly payments of $0.1 million. The Capital Credit Agreement is collateralized by any new equipment purchased under the agreement. As of March 31, 2024 and December 31, 2023, there was zero outstanding balance under the Capital Credit Agreement.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2024 and 2023 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended March 31,
	2024	2023
Net income attributable to common shareholders	$2,321	$860

Basic weighted average shares outstanding	18,828	19,061

Basic earnings per share attributable to common shareholders	$0.12	$0.05

Diluted shares outstanding:
Basic weighted-average shares outstanding	18,828	19,061
Stock-based awards	396	372
Diluted weighted-average shares outstanding	19,224	19,433

Diluted earnings per share attributable to common shareholders	$0.12	$0.04

Dilutive shares excluded from diluted-per-share amounts:
Share-based awards	801	520

Anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	25	102

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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the three months ended March 31, 2024 and 2023, we repurchased 105,000 and 90,000 shares of our common stock for $1.8 million and $0.8 million, respectively. At March 31, 2024, the remaining balance available for repurchases under the program was $15.8 million.

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

Stock option activity for the three-month period ended March 31, 2024, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2023	75	$11.25	$3.85
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	—	—	—
Options outstanding at March 31, 2024	75	$11.25	$3.85

There was no share-based compensation expense from stock options for the three- month periods ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, there was no unrecognized share-based compensation expense related to the grants described above.

At March 31, 2024, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 75,000 shares of common stock was $0.5 million. At December 31, 2023, the aggregate intrinsic value of outstanding and exercisable options to purchase 75,000 shares of common stock was $0.5 million.

For the three months ended March 31, 2024 and 2023, no shares of common stock were issued upon the exercise of stock options.

As of March 31, 2024 and December 31, 2023, we had no unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to adjusted EBITDA growth, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At March 31, 2024 and December 31, 2023, there were 123,000 and 100,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the three-month period ended March 31, 2024, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2023	1,342	$11.21
Granted	335	17.24
Forfeited	(92)	13.87
Issued	(25)	18.38
Restricted Stock Units outstanding at March 31, 2024	1,560	12.23

During the three-month period ended March 31, 2024, we granted 335,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of time-based RSUs and adjusted EBITDA performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $17.24 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over a three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $17.24 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date.

Share-based compensation expense related to time-based RSUs for the three-month periods ended March 31, 2024 and 2023, was approximately $1.0 million and $0.8 million, respectively. As of March 31, 2024 and December 31, 2023, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $4.8 million and $2.9 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.0 year.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended March 31, 2024 and 2023, was $0.4 million and $0.3 million, respectively. Should we attain all of the metrics related to performance-based RSU grants, we would recognize up to $8.2 million of potential share-based compensation expense. We currently expect to recognize an additional $3.8 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 9,000 and 15,000 shares for the three-month periods ended March 31, 2024 and 2023, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net sales:
Asia	$46,220	$46,345
Europe	22,296	21,405
North America	36,525	34,648
Latin America and Other	5,952	6,236
Total net sales	110,993	108,634

Contribution margin (1):
Asia	21,656	21,951
Europe	8,042	6,536
North America	13,602	12,861
Latin America and Other	2,108	2,466
Total contribution margin	45,408	43,814

Selling, general and administrative expenses (2)	40,784	43,642
Operating income	4,624	172

Other income, net	31	1,514
Income before provision for income taxes	$4,655	$1,686
_________________________________________

(1)    Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)    Service fees in China totaled $3.1 million and $3.7 million for the three-month periods ended March 31, 2024 and 2023, respectively, these service fees are included in selling, general and administrative expenses.

From an individual country/region perspective, the United States, South Korea and Taiwan comprise 10 percent or more of consolidated net sales for the three-month periods ended March 31, 2024 and 2023, as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net sales:
United States	$33,688	$31,986
South Korea	11,621	14,175
Taiwan	15,792	11,240
Other	49,892	51,233
	$110,993	$108,634

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Asia
General health	$15,994	$13,764
Immune	1,684	462
Cardiovascular	13,974	14,895
Digestive	8,589	9,422
Personal care	1,292	1,341
Weight management	4,687	6,461
	46,220	46,345
Europe
General health	$9,802	$9,174
Immune	2,335	2,284
Cardiovascular	2,419	2,519
Digestive	5,913	5,738
Personal care	1,268	1,177
Weight management	559	513
	22,296	21,405
North America
General health	$16,407	$15,534
Immune	4,445	4,320
Cardiovascular	3,984	3,588
Digestive	9,168	8,731
Personal care	1,572	1,464
Weight management	949	1,011
	36,525	34,648
Latin America and Other
General health	$1,570	$1,637
Immune	723	744
Cardiovascular	482	466
Digestive	2,749	2,885
Personal care	275	351
Weight management	153	153
	5,952	6,236
	$110,993	$108,634

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Property, plant and equipment:
United States	$40,885	$41,239
Other	4,386	3,761
Total property, plant and equipment, net	$45,271	$45,000

Total assets per segment is set forth below (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Assets:
Asia	$114,061	$105,636
Europe	22,894	20,920
North America	103,379	116,052
Latin America and Other	6,933	7,165
Total assets	$247,267	$249,773

(8)    Income Taxes

For the three months ended March 31, 2024 and 2023, our provision for income taxes, as a percentage of income before income taxes was 46.5 percent and 25.7 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2024, was primarily attributed to operations in foreign countries which are treated as a branch for US tax purposes and current year foreign losses that presently do not provide future tax benefit.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2023, was primarily attributed to tax liability related to foreign operations which are treated as a branch for US tax purposes and prior year foreign losses that were not expected to provide future tax benefit, partially offset by favorable adjustments to deferred tax assets and foreign tax credits.

The difference between the effective tax rate for the three months ended March 31, 2024 compared to March 31, 2023 is primarily caused by an increase in tax liability related to operations in foreign countries which are treated as a branch for US tax purposes as well as favorable adjustments to deferred tax assets in the prior year which did not repeat in the current period.

Our U.S. federal income tax returns for 2020 through 2022 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2018 through 2023.

As of March 31, 2024 and December 31, 2023, we have accrued $0.6 million and $0.3 million, respectively, related to unrecognized tax positions.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of March 31, 2024 and December 31, 2023, accrued liabilities were $0.1 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.4 million.

Other Litigation

We are a party to various other legal proceedings and disputes in the United States and foreign jurisdictions. As of March 31, 2024 and December 31, 2023, accrued liabilities were $0.5 million and $0.5 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.4 million.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of March 31, 2024 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$802	$—	$—	$802
Total assets measured at fair value on a recurring basis	$802	$—	$—	$802

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of December 31, 2023 (dollar amounts in thousands):

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

For the three months ended March 31, 2024 and for the year ended December 31, 2023, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the three months ended March 31, 2024 and 2023, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto, and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2023, and our other reports filed since the date of such Form 10-K.

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

Eastern Europe

On February 24, 2022, Russian forces launched significant military action against Ukraine. There continues to be sustained conflict and disruption in the region, which is expected to endure for the foreseeable future. Our consultants in our Eastern Europe market, a market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, continue to operate their independent businesses, albeit at a reduced level than prior to the start of the conflict. We expect that this will continue to impact our business for the foreseeable future. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.

Net sales related to Eastern Europe for the three months ended March 31, 2024 and 2023 were $14.7 million and $14.5 million, respectively. Operating income related to Eastern Europe for the three months ended March 31, 2024 and 2023, were $1.6 million and $0.5 million, respectively. As of March 31, 2024, Eastern Europe had assets of $7.1 million net of working capital reserves related to inventories.

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

First Quarter Performance

In the first quarter of 2024, we experienced an increase in our consolidated net sales of 2.2 percent (or 3.8 percent in local currencies) compared to the same period in 2023. Asia net sales decreased approximately 0.3 percent (or increased 5.2 percent in local currencies) compared to the same period in 2023. Europe net sales increased approximately 4.2 percent (or 1.9 percent in local currencies) compared to the same period in 2023. North America net sales increased approximately 5.4 percent (or 5.4 percent in local currencies) compared to the same period in 2023. Latin America and Other net sales decreased approximately 4.6 percent (or 8.0 percent in local currencies) compared to the same period in 2023. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian markets, resulted in an approximate 1.6 percent, or $1.8 million, decrease of our net sales during the quarter.

Cost of sales increased $0.3 million during the three months ended March 31, 2024, compared to the same period in 2023, and as a percentage of net sales were 28.8 percent and 29.2 percent for the three months ended March 31, 2024 and 2023, respectively. The decrease in cost of sales percentage is primarily due to improvements in market mix, sales price increases, and contribution margin improvement initiatives, partially offset by increases related to inflation and unfavorable foreign currency exchange. Part of the decrease also relates to prior-year inventory valuation reserves taken as a result of the conflict between Russia and Ukraine.

In absolute terms, selling, general and administrative expenses decreased $2.9 million during the three months ended March 31, 2024, compared to the same period in 2023, and as a percentage of net sales were 36.7 percent and 40.2 percent for the three months ended March 31, 2024 and 2023, respectively. The decrease was driven primarily by a non-recurring loss in Japan in the prior year, partially offset by investments to drive digital growth.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended March 31, 2024 and 2023 (dollar amounts in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$110,993	100.0%	$108,634	100.0%	$2,359	2.2%
Cost of sales	32,015	28.8	31,692	29.2	323	1.0
Gross profit	78,978	71.2	76,942	70.8	2,036	2.6
Volume incentives	33,570	30.2	33,128	30.5	442	1.3
SG&A expenses	40,784	36.7	43,642	40.2	(2,858)	(6.5)
Operating income	4,624	4.2	172	0.2	4,452	2,588.4
Other income, net	31	—	1,514	1.4	(1,483)	(98.0)
Income before income taxes	4,655	4.2	1,686	1.6	2,969	176.1
Provision for income taxes	2,165	2.0	433	0.4	1,732	400.0
Net income	$2,490	2.2%	$1,253	1.2%	$1,237	98.7%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended March 31, 2024 and 2023 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$46,220	$46,345	(0.3)%	$(2,514)	5.2%
Europe	22,296	21,405	4.2	493	1.9
North America	36,525	34,648	5.4	9	5.4
Latin America and Other	5,952	6,236	(4.6)	214	(8.0)
	$110,993	$108,634	2.2%	$(1,798)	3.8%

Consolidated net sales for the three months ended March 31, 2024 and 2023, were $111.0 million and $108.6 million respectively, which represents an increases of 2.2 percent. The increase was primarily related to product sales improvements in our Asia, Europe, and North America operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three months ended March 31, 2024, increased 3.8 percent from the same period in 2023.

Asia

Net sales related to Asia for the three months ended March 31, 2024 and 2023, were $46.2 million and $46.3 million respectively, or a decrease of 0.3 percent. In local currency, net sales for the three months ended March 31, 2024, increased 5.2 percent, compared to the same periods in 2023. Fluctuations in foreign exchange rates had unfavorable impacts on net sales of $2.5 million for the three months ended March 31, 2024.
Notable activity in the following markets contributed to the results of Asia:

In our South Korea market, net sales increased $0.4 million, or 3.4 percent for the three months ended March 31, 2024, compared to the same periods in 2023. In local currency, net sales for the three months ended March 31, 2024, increased 7.8 percent, compared to the same period in 2023. The increase in net sales was primarily the result of focus on our field activation initiatives.

In our Taiwan market, net sales increased $1.6 million, or 11.4 percent, for the three months ended March 31, 2024, compared to the same periods in 2023. In local currency, net sales for the three months ended March 31, 2024, increased 15.1 percent, compared to the same periods in 2023. We attribute the growth in net sales primarily to effective execution of fundamentals within our sales force with a continued focus on leadership development and incentives intended to stimulate sales activity.

In our Japan market, net sales decreased $0.8 million, or 8.4 percent, for the three months ended March 31, 2024, compared to the same periods in 2023. In local currency, net sales for the three months ended March 31, 2024, increased 2.7 percent, compared to the same periods in 2023. We attribute the increase in net sales in local currency primarily to focus on our field activation initiatives.

In our China market, net sales decreased $1.2 million, or 12.6 percent, for the three months ended March 31, 2024, compared to the same periods in 2023. In local currency, net sales for the three months ended March 31, 2024, decreased 9.3 percent, compared to the same periods in 2023. The decrease in net sales was primarily the result of reduced activity that resulted from challenging macroeconomic factors.

Europe

Net sales related to Europe for the three months ended March 31, 2024 and 2023, were $22.3 million and $21.4 million, respectively, or a increase of 4.2 percent. In local currency, net sales for the three months ended March 31, 2024, increased 1.9 percent, compared to the same period in 2023. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. For markets where the dollar is not the functional currency, foreign exchange rates had a favorable impact on net sales of $0.5 million for the three months ended March 31, 2024. Net sales increased as a result of continued execution of field activation initiatives and new product launches in Central Europe.

North America

Net sales related to North America for the three months ended March 31, 2024 and 2023, were $36.5 million and $34.6 million, respectively, or an increase of 5.4 percent. In local currency, net sales for the three months ended March 31, 2024, increased 5.4 percent, compared to the same period in 2023.

In the United States, net sales for the three months ended March 31, 2024, increased $1.7 million, or 5.3 percent, compared to the same period in 2023. The increase was primarily due to growth in our digital channel, momentum with our field activation initiatives, along with an increase in new customers.

Latin America and Other

Net sales related to Latin America and Other for the three months ended March 31, 2024 and 2023, were $6.0 million and $6.2 million respectively, or a decreases of 4.6 percent. In local currency, net sales for the three months ended March 31, 2024, decreased 8.0 percent, compared to the same periods in 2023. Fluctuations in foreign currency had favorable impacts on net sales of $0.2 million for the three months ended March 31, 2024.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 28.8 percent and 29.2 percent for the three months ended March 31, 2024 and 2023, respectively. The decrease in cost of sales percentage is primarily due to improvements in market mix and gross margin improvement initiatives, partially offset by increases related to inflation and unfavorable foreign currency exchange.

Volume Incentives

Volume incentives expense as a percent of net sales was 30.2 percent and 30.5 percent for the three months ended March 31, 2024 and 2023, respectively. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on promotional activity and mix of sales by market.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses decreased by $2.9 million to $40.8 million for the three months ended March 31, 2024, compared to the same periods in 2023. Selling, general and administrative expenses were 36.7 percent and 40.2 percent of net sales for the three months ended March 31, 2024 and 2023, respectively. The decrease was driven primarily by a non-recurring loss in Japan in the prior year, partially offset by investments to drive digital growth.

Other Income, Net

Other income, net, for the three months ended March 31, 2024 and 2023, were gains of $31,000 and $1.5 million, respectively. Other income, net for the three months ended March 31, 2024 primarily consisted of foreign exchange gains as a result of net changes in foreign currencies.

Income Taxes

For the three months ended March 31, 2024 and 2023, our provision for income taxes, as a percentage of income before income taxes was 46.5 percent and 25.7 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2024, was primarily attributed to operations in foreign countries which are treated as a branch for US tax purposes and current year foreign losses that presently do not provide future tax benefit.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2023, was primarily attributed to tax liability related to foreign operations which are treated as a branch for US tax purposes and prior year foreign losses that were not expected to provide future tax benefit, partially offset by favorable adjustments to deferred tax assets and foreign tax credits.

The difference between the effective tax rate for the three months ended March 31, 2024 compared to March 31, 2023 was primarily caused by an increase in tax liability related to operations in foreign countries which are treated as a branch for US tax purposes as well as favorable adjustments to deferred tax assets in the prior year which did not repeat in the current period.

Our U.S. federal income tax returns for 2020 through 2022 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2018 through 2023.

As of March 31, 2024 and December 31, 2023, we have accrued $0.6 million and $0.3 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three months ended March 31, 2024 and 2023, by business segment.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended March 31, 2024 and 2023, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2024, working capital was $91.3 million, compared to $89.1 million as of December 31, 2023. At March 31, 2024, we had $77.8 million in cash, of which $4.8 million was held in the U.S. and $73.0 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating activities	$2,190	$9,325
Investing activities	(3,689)	(2,325)
Financing activities	107	(1,156)

Operating Activities

For the three months ended March 31, 2024, operating activities provided cash of $2.2 million, compared to $9.3 million in the same period in 2023. Operating cash flows decreased primarily due to the timing of payments for accrued liabilities, accounts payable and timing of receipts of accounts receivable, slightly offset by improved net income and reduced inventory purchases.

Investing Activities

For the three months ended March 31, 2024, investing activities used $3.7 million, compared to $2.3 million for the same period in 2023, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the three months ended March 31, 2024, financing activities provided cash of $0.1 million, compared to using cash of $1.2 million for the same period in 2023.

During the three months ended March 31, 2024, we used cash to repurchase 105,000 shares of our common stock under the share repurchase program for $1.8 million. At March 31, 2024, the remaining balance available for repurchases under the program was $15.8 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At March 31, 2024, there was $2.1 million outstanding balance under the Credit Agreement. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in several countries and intend to grow our international operations. Net sales, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling product in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment. For further information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting were effective as of March 31, 2024.

Previously Identified Material Weakness

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

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 and expressed an adverse opinion, which is disclosed in Item 9A of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2024.

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

As a result of our internal testing of our processes related to wire transfers, including the enhancements noted above, we have determined that the related material weakness has been remediated as of March 31, 2024.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the purchases of our common stock during the fiscal quarter ended March 31, 2024:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
January 1, 2024 to January 31, 2024	15	$17.22	15
February 1, 2024 to February 29, 2024	55	17.70	55
March 1, 2024 to March 31, 2024	35	$17.63	35
Total	105		105	$15,759

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 105,000 shares of our common stock during the quarter ended March 31, 2024 under the terms of this Board approved plan.

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

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

During the quarter ended March 23, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

Nature’s Sunshine Products, Inc.

Date:	May 7, 2024	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	/s/ L. Shane Jones
L. Shane Jones,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 7, 2024	/s/ Jonathan D. Lanoy
Jonathan D. Lanoy,
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)