Form 10-Q
period 2024-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2024-08-08
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The number of shares of Common Stock, no par value, outstanding on July 19, 2024, was 18,507,763 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended June 30, 2024

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$68,695	$82,373
Accounts receivable, net of allowance for doubtful accounts of $138 and $142, respectively	11,290	8,827
Inventories	62,304	66,895
Prepaid expenses and other	9,747	7,722
Total current assets	152,036	165,817

Property, plant and equipment, net	44,832	45,000
Operating lease right-of-use assets	13,722	13,361
Investment securities - trading	890	747
Deferred income tax assets	14,704	15,064
Other assets	9,647	9,784
Total assets	$235,831	$249,773

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,422	$7,910
Accrued volume incentives and service fees	22,144	22,922
Accrued liabilities	22,994	33,162
Deferred revenue	2,217	1,794
Income taxes payable	3,911	6,418
Current portion of operating lease liabilities	3,961	4,547
Total current liabilities	63,649	76,753

Liability related to unrecognized tax benefits	935	312
Long-term portion of operating lease liabilities	11,390	10,376
Deferred compensation payable	890	747
Deferred income tax liabilities	1,164	1,401
Other liabilities	1,403	644
Total liabilities	79,431	90,233

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,508 and 18,875 shares issued and outstanding, respectively	114,014	119,694
Retained earnings	53,381	49,711
Noncontrolling interest	5,790	5,482
Accumulated other comprehensive loss	(16,785)	(15,347)
Total shareholders’ equity	156,400	159,540
Total liabilities and shareholders’ equity	$235,831	$249,773

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Net sales	$110,551	$116,548
Cost of sales	31,664	31,924
Gross profit	78,887	84,624

Operating expenses:
Volume incentives	34,693	35,314
Selling, general and administrative	38,557	42,273
Operating income	5,637	7,037
Other loss, net	(1,214)	(1,087)
Income before provision for income taxes	4,423	5,950
Provision for income taxes	2,935	3,273
Net income	1,488	2,677
Net income attributable to noncontrolling interests	139	255
Net income attributable to common shareholders	$1,349	$2,422

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.07	$0.13

Diluted earnings per share attributable to common shareholders	$0.07	$0.12

Weighted average basic common shares outstanding	18,647	19,293
Weighted average diluted common shares outstanding	19,119	19,747

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Net sales	$221,544	$225,182
Cost of sales	63,679	63,616
Gross profit	157,865	161,566

Operating expenses:
Volume incentives	68,263	68,442
Selling, general and administrative	79,341	85,915
Operating income	10,261	7,209
Other income (loss), net	(1,183)	427
Income before provision for income taxes	9,078	7,636
Provision for income taxes	5,100	3,706
Net income	3,978	3,930
Net income attributable to noncontrolling interests	308	648
Net income attributable to common shareholders	$3,670	$3,282

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.20	$0.17

Diluted earnings per share attributable to common shareholders	$0.19	$0.17

Weighted average basic common shares outstanding	18,737	19,073
Weighted average diluted common shares outstanding	19,184	19,460

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Net income	$1,488	$2,677
Foreign currency translation gain (loss) (net of tax)	254	(1,245)
Total comprehensive income	$1,742	$1,432

	Six Months Ended June 30,
	2024	2023
Net income	$3,978	$3,930
Foreign currency translation loss (net of tax)	(1,438)	(2,898)
Total comprehensive income	$2,540	$1,032

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2023	18,875	$119,694	$49,711	$5,482	$(15,347)	$159,540
Share-based compensation expense	—	1,369	—	—	—	1,369
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	16	(152)	—	—	—	(152)
Repurchase of common stock	(105)	(1,848)	—	—	—	(1,848)
Net income	—	—	2,321	169	—	2,490
Other comprehensive loss	—	—	—	—	(1,692)	(1,692)
Balance at March 31, 2024	18,786	$119,063	$52,032	$5,651	$(17,039)	$159,707
Share-based compensation expense	—	1,261	—	—	—	1,261
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	70	(434)	—	—	—	(434)
Repurchase of common stock	(348)	(5,876)	—	—	—	(5,876)
Net income	—	—	1,349	139	—	1,488
Other comprehensive income	—	—	—	—	254	254
Balance at June 30, 2024	18,508	$114,014	$53,381	$5,790	$(16,785)	$156,400

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2022	19,093	$121,583	$34,635	$4,142	$(13,313)	$147,047
Share-based compensation expense	—	1,058	—	—	—	1,058
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	42	(165)	—	—	—	(165)
Repurchase of common stock	(90)	(823)	—	—	—	(823)
Net income	—	—	860	393	—	1,253
Other comprehensive loss	—	—	—	—	(1,653)	(1,653)
Balance at March 31, 2023	19,045	$121,653	$35,495	$4,535	$(14,966)	$146,717
Share-based compensation expense	—	1,437	—	—	—	1,437
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	62	(91)	—	—	—	(91)
Repurchase of common stock	(9)	(97)	—	—	—	(97)
Net income	—	—	2,422	255	—	2,677
Other comprehensive loss	—	—	—	—	(1,245)	(1,245)
Balance at June 30, 2023	19,098	$122,902	$37,917	$4,790	$(16,211)	$149,398

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,978	$3,930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	94
Depreciation and amortization	6,659	5,638
Non-cash lease expense	3,298	2,104
Share-based compensation expense	2,630	2,495
Deferred income taxes	(14)	(2,323)
Purchase of trading investment securities	(110)	—
Proceeds from sale of trading investment securities	40	54
Realized and unrealized gains on investments	(72)	(92)
Foreign exchange losses (gains)	1,543	(309)
Changes in assets and liabilities:
Accounts receivable	(2,960)	1,042
Inventories	3,112	1,626
Prepaid expenses and other current assets	(2,162)	(1,235)
Other assets	(598)	(87)
Accounts payable	409	520
Accrued volume incentives and service fees	(144)	2,882
Accrued liabilities	(7,993)	3,654
Deferred revenue	477	(811)
Lease liabilities	(3,215)	(2,040)
Income taxes payable	(2,251)	78
Liability related to unrecognized tax benefits	726	6
Deferred compensation payable	142	38
Net cash provided by operating activities	3,495	17,264
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,040)	(4,747)
Net cash used in investing activities	(7,040)	(4,747)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	—	(637)
Proceeds from revolving credit facility	34,216	13,503
Principal payments of revolving credit facility	(34,216)	(13,503)
Payments related to tax withholding for net-share settled equity awards	(586)	(256)
Repurchase of common stock	(7,725)	(920)
Net cash used in financing activities	(8,311)	(1,813)
Effect of exchange rates on cash and cash equivalents	(1,822)	(1,766)
Net increase (decrease) in cash and cash equivalents	(13,678)	8,938
Cash and cash equivalents at the beginning of the period	82,373	60,032
Cash and cash equivalents at the end of the period	$68,695	$68,970
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$8,144	$5,129
Cash paid for interest	115	114

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of June 30, 2024, and for the three and six-month periods ended June 30, 2024 and 2023. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2024.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively. Net income attributable to the noncontrolling interests was $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, noncontrolling interests were $5.8 million and $5.5 million, respectively.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU provides additional guidance on the improved reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments improve interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this update were effective as of December 15, 2023. The adoption of this ASU did not have a significant impact on our Consolidated Financial Statements.

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$16,773	$18,301
Work in progress	1,152	1,218
Finished goods	44,379	47,376
Total inventories	$62,304	$66,895

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $0.9 million at June 30, 2024, and $0.7 million at December 31, 2023, and generated gains of $11,000 and $45,000 for the three months ended June 30, 2024 and 2023, respectively, and gains of $0.1 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022, the Credit Agreement was amended to extend the term to mature on July 1, 2027 and allows for additional borrowings of $25.0 million or up to three separate increases of no less than $5.0 million each, subject to the lender's due diligence. The amendment to the Credit Agreement also modified the calculation of interest. Interest under the amended Credit Agreement is the greater of BSBY Daily Floating Rate or the Index Floor, plus 1.50 percent (6.89 percent as of June 30, 2024), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At June 30, 2024 and December 31, 2023, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of June 30, 2024, we were in compliance with the debt covenants set forth in the Credit Agreement.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2024 and 2023 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$1,349	$2,422	$3,670	$3,282

Basic weighted average shares outstanding	18,647	19,293	18,737	19,073

Basic earnings per share attributable to common shareholders	$0.07	$0.13	$0.20	$0.17

Diluted shares outstanding:
Basic weighted-average shares outstanding	18,647	19,293	18,737	19,073
Stock-based awards	472	454	447	387
Diluted weighted-average shares outstanding	19,119	19,747	19,184	19,460

Diluted earnings per share attributable to common shareholders	$0.07	$0.12	$0.19	$0.17

Dilutive shares excluded from diluted-per-share amounts:
Share-based awards	790	735	790	735

Anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	—	77	—	102

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

(6)    Capital Transactions

Dividends

The declaration of future dividends is subject to the discretion of our Board of Directors and will depend upon numerous factors, including earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the six months ended June 30, 2024 and 2023, we repurchased 453,000 and 99,000 shares of our common stock for $7.7 million and $0.9 million, respectively. At June 30, 2024, the remaining balance available for repurchases under the program was $9.9 million.

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

Stock option activity for the six-month period ended June 30, 2024, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2023	75	$11.25	$3.85
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	—	—	—
Options outstanding at June 30, 2024	75	$11.25	$3.85

There was no share-based compensation expense for the three- and six-month periods ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, there was no unrecognized share-based compensation expense related to the grants described above.

At June 30, 2024, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 75,000 shares of common stock was $0.5 million. At December 31, 2023, the aggregate intrinsic value of outstanding and exercisable options to purchase 75,000 shares of common stock was $0.5 million.

For the six months ended June 30, 2024 and 2023, no shares of common stock were issued upon the exercise of stock options.

As of June 30, 2024 and December 31, 2023, we did not have any unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to adjusted EBITDA growth, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At June 30, 2024 and December 31, 2023, there were 110,000 and 100,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the six-month period ended June 30, 2024, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2023	1,342	$11.21
Granted	375	17.23
Forfeited	(135)	14.89
Issued	(124)	13.32
Restricted Stock Units outstanding at June 30, 2024	1,458	12.24

During the six-month period ended June 30, 2024, we granted 375,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of time-based RSUs, and adjusted EBITDA performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $17.20 per share and vest in 12 monthly installments over a one year period from the grant date or in annual installments over a three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $17.25 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date.

Share-based compensation expense related to time-based RSUs for the three-month periods ended June 30, 2024 and 2023, was approximately $0.9 million and $1.1 million, respectively. Share-based compensation expense related to time-based RSUs for the six-month periods ended June 30, 2024 and 2023, was approximately $1.9 million and $1.9 million, respectively. As of June 30, 2024 and December 31, 2023, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $4.1 million and $4.2 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.8 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended June 30, 2024 and 2023, was $0.3 million and $0.3 million, respectively. Share-based compensation expense related to performance-based RSUs for the six-month periods ended June 30, 2024 and 2023, was $0.7 million and $0.6 million, respectively. Should we attain all the metrics related to performance-based RSU grants, we would recognize up to $7.8 million of potential share-based compensation expense. We currently expect to recognize an additional $3.2 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 38,000 and 24,000 shares for the six-month periods ended June 30, 2024 and 2023, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
Asia	$49,984	$54,875	$96,204	$101,220
Europe	21,602	21,236	43,898	42,641
North America	33,563	34,658	70,088	69,306
Latin America and Other	5,402	5,779	11,354	12,015
Total net sales	110,551	116,548	221,544	225,182

Contribution margin (1):
Asia	23,557	26,899	45,213	48,850
Europe	6,458	6,130	14,500	12,666
North America	12,298	13,902	25,900	26,763
Latin America and Other	1,881	2,379	3,989	4,845
Total contribution margin	44,194	49,310	89,602	93,124

Selling, general and administrative expenses (2)	38,557	42,273	79,341	85,915
Operating income	5,637	7,037	10,261	7,209

Other income (loss), net	(1,214)	(1,087)	(1,183)	427
Income before provision for income taxes	$4,423	$5,950	$9,078	$7,636
_________________________________________

(1)    Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)    Service fees in China totaled $3.8 million and $6.9 million for the three and six-month periods ended June 30, 2024, respectively, compared to $5.2 million and $8.9 million for the three and six-month periods ended June 30, 2023. These service fees are included in selling, general and administrative expenses.

From an individual country/region perspective, the United States, Taiwan and South Korea comprise 10 percent or more of consolidated net sales for the three and six-month periods ended June 30, 2024 and 2023, as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
United States	$30,948	$32,088	$64,636	$64,074
Taiwan	16,308	16,041	32,100	30,216
South Korea	13,449	13,832	25,070	25,072
Other	49,846	54,587	99,738	105,820
	$110,551	$116,548	$221,544	$225,182

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Asia
General health	$19,131	$18,158	$35,125	$31,922
Immune	2,249	1,312	3,933	1,774
Cardiovascular	13,625	14,840	27,599	29,735
Digestive	7,707	11,564	16,296	20,986
Personal care	1,044	1,442	2,336	2,783
Weight management	6,228	7,559	10,915	14,020
	49,984	54,875	96,204	101,220
Europe
General health	$9,534	$8,615	$19,336	$17,789
Immune	2,203	2,141	4,538	4,425
Cardiovascular	2,296	2,302	4,715	4,821
Digestive	5,947	6,331	11,860	12,069
Personal care	1,145	1,254	2,413	2,431
Weight management	477	593	1,036	1,106
	21,602	21,236	43,898	42,641
North America
General health	$15,032	$15,857	$31,439	$31,390
Immune	3,540	3,732	7,985	8,053
Cardiovascular	3,757	3,761	7,741	7,349
Digestive	8,555	8,761	17,723	17,492
Personal care	1,581	1,634	3,153	3,098
Weight management	1,098	913	2,047	1,924
	33,563	34,658	70,088	69,306
Latin America and Other
General health	$1,564	$1,600	$3,134	$3,237
Immune	594	668	1,317	1,412
Cardiovascular	401	433	883	899
Digestive	2,488	2,585	5,237	5,470
Personal care	270	341	545	692
Weight management	85	152	238	305
	5,402	5,779	11,354	12,015
	$110,551	$116,548	$221,544	$225,182

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Property, plant and equipment:
United States	$39,569	$41,239
Other	5,263	3,761
Total property, plant and equipment, net	$44,832	$45,000

Total assets per segment is set forth below (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Assets:
Asia	$98,164	$105,636
Europe	18,468	20,920
North America	112,667	116,052
Latin America and Other	6,532	7,165
Total assets	$235,831	$249,773

(8)    Income Taxes

For the three months ended June 30, 2024 and 2023, our provision for income taxes, as a percentage of income before income taxes was 66.4 percent and 55.0 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2024 and 2023, our provision for income taxes, as a percentage of income before income taxes was 56.2 percent and 48.5 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2024, was primarily attributed to operations in foreign countries which are treated as a branch for US tax purposes and current year foreign losses that presently do not provide future tax benefit, partially offset by foreign tax credits.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2023, was primarily attributed to tax liability related to foreign operations which are treated as a branch for U.S.
tax purposes as well as recording a valuation allowance against deferred tax assets which were expected to expire before utilization.

The difference between the effective tax rate for the three and six months ended June 30, 2024, compared to June 30, 2023, was primarily caused by a decrease in the utilization of foreign tax credits in the current period.

Our U.S. federal income tax returns for 2020 through 2022 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2018 through 2023.

As of June 30, 2024 and December 31, 2023, we have accrued $0.9 million and $0.3 million, respectively, related to unrecognized tax positions net of offsetting tax attributes.

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

(9)    Commitments and Contingencies

Legal Proceedings

We are a party to various other legal proceedings and disputes in the United States and foreign jurisdictions. As of June 30, 2024 and December 31, 2023, accrued liabilities were $0.6 million and $0.5 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.3 million.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of June 30, 2024 and December 31, 2023, accrued liabilities were $0.2 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.4 million.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of June 30, 2024 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$890	$—	$—	$890
Total assets measured at fair value on a recurring basis	$890	$—	$—	$890

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

For the six months ended June 30, 2024 and for the year ended December 31, 2023, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the six months ended June 30, 2024 and 2023, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

A reserve for product returns is recorded based upon historical experience and current trends. We allow independent consultants to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of our markets, the requirements to return products are more restrictive.

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

Net sales related to Eastern Europe for the three and six months ended June 30, 2024 were $14.2 million and $28.9 million, respectively, compared to $14.6 million and $29.1 million for the same periods in 2023. Operating income related to Eastern Europe for the three and six months ended June 30, 2024 was $0.8 million and $2.3 million, respectively, compared to $0.3 million and $0.8 million for the same periods in 2023. As of June 30, 2024, Eastern Europe had assets of $6.7 million net of working capital reserves related to inventories.

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

Second Quarter Performance

In the second quarter of 2024, we experienced a decrease in our consolidated net sales of 5.1 percent (or 2.6 percent in local currencies) compared to the same period in 2023. Asia net sales decreased approximately 8.9 percent (or 3.2 percent in local currencies) compared to the same period in 2023. Europe net sales increased approximately 1.7 percent (or 0.9 percent in local currencies) compared to the same period in 2023. North America net sales decreased approximately 3.2 percent (or 3.0 percent in local currencies) compared to the same period in 2023. Latin America and Other net sales decreased approximately 6.5 percent (or 7.6 percent in local currencies) compared to the same period in 2023. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian markets, resulted in an approximate 2.5 percent, or $3.0 million, decrease of our net sales during the quarter.

Cost of sales decreased $0.3 million during the three months ended June 30, 2024, compared to the same period in 2023, and as a percentage of net sales were 28.6 percent and 27.4 percent for the three months ended June 30, 2024 and 2023, respectively. The increase in cost of sales percentage is primarily due to increases related to higher inflation and unfavorable foreign exchange which offset our savings initiatives.

In absolute terms, selling, general and administrative expenses decreased $3.7 million during the three months ended June 30, 2024, compared to the same period in 2023, and as a percentage of net sales were 34.9 percent and 36.3 percent for the three months ended June 30, 2024 and 2023, respectively. The decrease was primarily related to the streamlining of our global overhead expenses and reduced service fees due to China's lower net sales.

As an international business, we have significant sales and costs denominated in currencies other than the U.S. Dollar. We expect foreign markets with functional currencies other than the U.S. Dollar will continue to represent a substantial portion of our overall sales and related operating expenses. Accordingly, changes in foreign currency exchange rates could materially affect sales and costs or the comparability of sales and costs from period to period as a result of translating foreign markets' financial statements into our reporting currency.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$110,551	100.0%	$116,548	100.0%	$(5,997)	(5.1)%
Cost of sales	31,664	28.6	31,924	27.4	(260)	(0.8)
Gross profit	78,887	71.4	84,624	72.6	(5,737)	(6.8)
Volume incentives	34,693	31.4	35,314	30.3	(621)	(1.8)
SG&A expenses	38,557	34.9	42,273	36.3	(3,716)	(8.8)
Operating income	5,637	5.1	7,037	6.0	(1,400)	(19.9)
Other loss, net	(1,214)	(1.1)	(1,087)	(0.9)	(127)	(11.7)
Income before income taxes	4,423	4.0	5,950	5.1	(1,527)	(25.7)
Provision for income taxes	2,935	2.7	3,273	2.8	(338)	(10.3)
Net income	$1,488	1.3%	$2,677	2.3%	$(1,189)	(44.4)%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$221,544	100.0%	$225,182	100.0%	$(3,638)	(1.6)%
Cost of sales	63,679	28.7	63,616	28.3	63	0.1
Gross profit	157,865	71.3	161,566	71.7	(3,701)	(2.3)
Volume incentives	68,263	30.8	68,442	30.4	(179)	(0.3)
SG&A expenses	79,341	35.8	85,915	38.2	(6,574)	(7.7)
Operating income	10,261	4.6	7,209	3.2	3,052	42.3
Other income (loss), net	(1,183)	(0.5)	427	0.2	(1,610)	(377.0)
Income before income taxes	9,078	4.1	7,636	3.4	1,442	18.9
Provision for income taxes	5,100	2.3	3,706	1.6	1,394	37.6
Net income	$3,978	1.8%	$3,930	1.7%	$48	1.2%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$49,984	$54,875	(8.9)%	$(3,147)	(3.2)%
Europe	21,602	21,236	1.7	183	0.9
North America	33,563	34,658	(3.2)	(50)	(3.0)
Latin America and Other	5,402	5,779	(6.5)	62	(7.6)
	$110,551	$116,548	(5.1)%	$(2,952)	(2.6)%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the six months ended June 30, 2024 and 2023 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$96,204	$101,220	(5.0)%	$(5,661)	0.6%
Europe	43,898	42,641	2.9	676	1.4
North America	70,088	69,306	1.1	(41)	1.2
Latin America and Other	11,354	12,015	(5.5)	276	(7.8)
	$221,544	$225,182	(1.6)%	$(4,750)	0.5%

Consolidated net sales for the three and six months ended June 30, 2024 were $110.6 million and $221.5 million, respectively, compared to $116.5 million and $225.2 million for the same period in 2023, which represents decreases of 5.1 percent and 1.6 percent, respectively. The decrease was primarily related to product sales declines in our Asia operating segment. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and six months ended June 30, 2024 decreased 2.6 percent and increased 0.5 percent, respectively, from the same periods in 2023.

Asia

Net sales related to Asia for the three and six months ended June 30, 2024 were $50.0 million and $96.2 million, respectively, compared to $54.9 million and $101.2 million for the same periods in 2023, or decreases of 8.9 percent and 5.0 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2024 decreased 3.2 percent and increased 0.6 percent, respectively, compared to the same periods in 2023.
Notable activity in the following markets contributed to the results of Asia:

In our Taiwan market, net sales increased $0.3 million and $1.8 million, or 1.7 percent and 6.2 percent, for the three and six months ended June 30, 2024, compared to the same periods in 2023. In local currencies, net sales for the three and six months ended June 30, 2024 increased 7.1 percent and 10.9 percent, compared to the same periods in 2023. We attribute the growth in net sales primarily to effective execution of fundamentals to accelerate customer acquisition.

In our South Korea market, net sales for the three months ended June 30, 2024 decreased $0.4 million or 2.8 percent, compared to the same period in 2023. Net sales remained flat for the six months ended June 30, 2024, compared to the same period in 2023. In local currency, net sales for the three and six months ended June 30, 2024 increased 1.4 percent and 4.3 percent, respectively, compared to the same periods in 2023. Net sales continued to show a modest improvement.

In our Japan market, net sales decreased $1.4 million and $2.2 million, or 12.3 percent and 10.5 percent, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. In local currencies, net sales for the three and six months ended June 30, 2024 decreased 0.4 percent and increased 1.1 percent, respectively, compared to the same periods in 2023. The decrease in net sales was primarily the result of strong customer acquisition that was offset by lower average order values.

In our China market, net sales decreased $3.6 million and $4.8 million, or 28.6 percent and 21.8 percent, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. In local currencies, net sales for the three and six months ended June 30, 2024 decreased 26.3 percent and 19.1 percent, respectively, compared to the same periods in 2023. The decrease in net sales was primarily the result of reduced activity resulting from challenging macroeconomic factors.

Europe

Net sales related to Europe for the three and six months ended June 30, 2024 were $21.6 million and $43.9 million, respectively, compared to $21.2 million and $42.6 million for the same periods in 2023, or an increase of 1.7 percent and 2.9 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2024 increased 0.9 percent and 1.4 percent, respectively, compared to the same periods in 2023. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign currency exchange rates had favorable impacts on net sales of $0.2 million and $0.7 million for the three and six months ended June 30, 2024, respectively. We attribute the increase in net sales in local currency primarily due to the increased focus on our field activation initiatives.

North America

Net sales related to North America for the three and six months ended June 30, 2024 were $33.6 million and $70.1 million, respectively, compared to $34.7 million and $69.3 million for the same periods in 2023, or a decrease of 3.2 percent and an increase of 1.1 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2024 decreased 3.0 percent and increased 1.2 percent, respectively, compared to the same periods in 2023.

In the United States, net sales for the three and six months ended June 30, 2024 decreased $1.3 million and increased $0.6 million, or a decrease of 3.6 percent and an increase of 0.9 percent, respectively, compared to the same periods in 2023. The decrease was primarily due to temporary disruptions related to the launch of our enhanced digital platform.

Latin America and Other

Net sales related to Latin America and Other markets for the three and six months ended June 30, 2024 were $5.4 million and $11.4 million, respectively, compared to $5.8 million and $12.0 million for the same periods in 2023, or decreases of 6.5 percent and 5.5 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2024 decreased 7.6 percent and 7.8 percent, respectively, compared to the same periods in 2023. Fluctuations in foreign currency had favorable impacts on net sales of $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 28.6 percent and 28.7 percent for the three and six months ended June 30, 2024, compared to 27.4 percent and 28.3 percent for the same periods in 2023. The increase in cost of sales percentage is primarily due to increases related to higher inflation and unfavorable foreign exchange which offset our savings initiatives.

Volume Incentives

Volume incentives expense as a percent of net sales was 31.4 percent and 30.8 percent for the three and six months ended June 30, 2024, respectively, compared to 30.3 percent and 30.4 percent for the same periods in 2023. The increase was primarily due to the timing of promotional incentives and changes in market mix. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various operations. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses. Volume incentives as a percentage of net sales can fluctuate based on the timing of promotional incentives and changes in market mix.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses decreased by $3.7 million and $6.6 million, respectively, to $38.6 million and $79.3 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Selling, general and administrative expenses were 34.9 percent and 35.8 percent of net sales for the three and six months ended June 30, 2024, compared to 36.3 percent and 38.2 percent for the same periods in 2023. The decrease was primarily related to the streamlining of our global overhead expenses and reduced service fees due to China's lower net sales.

Other Income (Loss), Net

Other income (loss), net, for the three and six months ended June 30, 2024, were losses of $1.2 million and $1.2 million, respectively, compared to loss of $1.1 million and income of $0.4 million during the same periods in 2023, respectively. Other income (loss), net for the three and six months ended June 30, 2024 primarily consisted of foreign exchange losses as a result of net changes in foreign currencies primarily in Asia.

Income Taxes

For the three months ended June 30, 2024 and 2023, our provision for income taxes, as a percentage of income before income taxes was 66.4 percent and 55.0 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2024 and 2023, our provision for income taxes, as a percentage of income before income taxes was 56.2 percent and 48.5 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2024, was primarily attributed to operations in foreign countries which are treated as a branch for US tax purposes and current year foreign losses that presently do not provide future tax benefit, partially offset by foreign tax credits.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2023, was primarily attributed to tax liability related to foreign operations which are treated as a branch for US tax purposes as well as recording a valuation allowance against deferred tax assets which were expected to expire before utilization.

The difference between the effective tax rate for the three and six months ended June 30, 2024, compared to June 30, 2023, is primarily caused by a decrease in the utilization of foreign tax credits in the current period.

Our U.S. federal income tax returns for 2020 through 2022 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2018 through 2023.

As of June 30, 2024 and December 31, 2023, we have accrued $0.9 million and $0.3 million, respectively, related to unrecognized tax positions.

Product Categories

Our line of over 800 products includes several different product classifications, such as immune, cardiovascular, digestive, personal care, weight management and other general health products. We purchase herbs and other raw materials in bulk, and after quality control testing, we formulate, encapsulate, tablet or concentrate them, label and package them for shipment. Most of our products are manufactured at our facility in Spanish Fork, Utah. Contract manufacturers produce some of our products in accordance with our specifications and standards. We have implemented quality control procedures to verify that our contract manufacturers have complied with our specifications and standards.

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and six months ended June 30, 2024 and 2023, by business segment.

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

Our products sold in the United States are shipped directly from our manufacturing and warehouse facilities located in Spanish Fork, Utah, as well as from our regional warehouses located in Georgia, Ohio, and Texas. Many of our international operations maintain warehouse facilities and inventory to supply their independent consultants. However, in foreign markets where we do not maintain warehouse facilities, we have contracted with third parties to distribute our products and provide support services to our force of independent consultants.

In the United States, we generally sell our products on a cash or credit card basis. From time to time, our U.S. operations extend short-term credit associated with product promotions. For certain of our international operations, we use independent distribution centers and offer credit terms that are generally consistent with industry standards within each respective country.

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended June 30, 2024 and 2023, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of June 30, 2024, working capital was $88.4 million, compared to $89.1 million as of December 31, 2023. At June 30, 2024, we had $68.7 million in cash, of which $6.4 million was held in the U.S. and $62.3 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating activities	$3,495	$17,264
Investing activities	(7,040)	(4,747)
Financing activities	(8,311)	(1,813)

Operating Activities

For the six months ended June 30, 2024, operating activities provided cash of $3.5 million, compared to $17.3 million in the same period in 2023. Operating cash flows decreased primarily due to the timing of payments for accrued liabilities, lease liabilities, income taxes payable, and timing of receipts of accounts receivable.

Investing Activities

For the six months ended June 30, 2024, investing activities used $7.0 million, compared to $4.7 million for the same period in 2023, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the six months ended June 30, 2024, financing activities used $8.3 million, compared to $1.8 million in cash for the same period in 2023.

During the six months ended June 30, 2024, we used cash to repurchase 453,000 shares of our common stock under the share repurchase program for $7.7 million. At June 30, 2024, the remaining balance available for repurchases under the program was $9.9 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At June 30, 2024, there was no outstanding balances under the Credit Agreement or the Capital Credit Agreement. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Inventories

Inventories are adjusted to the lower of cost and net realizable value, using the first-in, first-out method. The components of inventory cost include raw materials, labor and overhead. To estimate any necessary adjustments, various assumptions are made regarding excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning and market conditions. If future demand and market conditions are less favorable than our assumptions, additional inventory adjustments could be required.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in several countries and intend to grow our international operations. Net sales, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling products in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment. For further information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal controls over financial reporting were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the purchases of our common stock during the fiscal quarter ended June 30, 2024:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
April 1, 2024 to April 30, 2024	91	$19.26	91
May 1, 2024 to May 31, 2024	208	16.25	208
June 1, 2024 to June 30, 2024	49	$15.21	49
Total	348		348	$9,882

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 348,000 shares of our common stock during the quarter ended June 30, 2024, under the terms of this Board approved plan.

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

Nature’s Sunshine Products, Inc.

Date:	August 8, 2024	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2024	/s/ L. Shane Jones
L. Shane Jones,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 8, 2024	/s/ Jonathan D. Lanoy
Jonathan D. Lanoy,
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)