Form 10-Q
period 2024-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2024-11-07
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

The number of shares of Common Stock, no par value, outstanding on October 25, 2024, was 18,475,569 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended September 30, 2024

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
•changes to the Company’s independent consultants' compensation plans;
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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$78,704	$82,373
Accounts receivable, net of allowance for doubtful accounts of $86 and $142, respectively	11,396	8,827
Inventories	62,298	66,895
Prepaid expenses and other	11,131	7,722
Total current assets	163,529	165,817

Property, plant and equipment, net	41,994	45,000
Operating lease right-of-use assets	13,815	13,361
Investment securities - trading	892	747
Deferred income tax assets	14,941	15,064
Other assets	10,162	9,784
Total assets	$245,333	$249,773

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,875	$7,910
Accrued volume incentives and service fees	21,958	22,922
Accrued liabilities	24,011	33,162
Deferred revenue	1,747	1,794
Income taxes payable	6,522	6,418
Current portion of operating lease liabilities	4,037	4,547
Total current liabilities	67,150	76,753

Liability related to unrecognized tax benefits	651	312
Long-term portion of operating lease liabilities	11,237	10,376
Deferred compensation payable	892	747
Deferred income tax liabilities	1,346	1,401
Other liabilities	1,440	644
Total liabilities	82,716	90,233

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,498 and 18,875 shares issued and outstanding, respectively	113,946	119,694
Retained earnings	57,728	49,711
Noncontrolling interest	6,089	5,482
Accumulated other comprehensive loss	(15,146)	(15,347)
Total shareholders’ equity	162,617	159,540
Total liabilities and shareholders’ equity	$245,333	$249,773

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Net sales	$114,615	$111,202
Cost of sales	32,856	29,964
Gross profit	81,759	81,238

Operating expenses:
Volume incentives	35,521	34,118
Selling, general and administrative	40,954	41,288
Operating income	5,284	5,832
Other income (loss), net	2,615	(927)
Income before provision for income taxes	7,899	4,905
Provision for income taxes	3,253	1,763
Net income	4,646	3,142
Net income attributable to noncontrolling interests	299	310
Net income attributable to common shareholders	$4,347	$2,832

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.23	$0.15

Diluted earnings per share attributable to common shareholders	$0.23	$0.15

Weighted average basic common shares outstanding	18,512	19,133
Weighted average diluted common shares outstanding	18,890	19,492

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Net sales	$336,159	$336,384
Cost of sales	96,535	93,580
Gross profit	239,624	242,804

Operating expenses:
Volume incentives	103,784	102,560
Selling, general and administrative	120,295	127,203
Operating income	15,545	13,041
Other income (loss), net	1,432	(500)
Income before provision for income taxes	16,977	12,541
Provision for income taxes	8,353	5,469
Net income	8,624	7,072
Net income attributable to noncontrolling interests	607	958
Net income attributable to common shareholders	$8,017	$6,114

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.43	$0.32

Diluted earnings per share attributable to common shareholders	$0.42	$0.31

Weighted average basic common shares outstanding	18,661	19,093
Weighted average diluted common shares outstanding	19,115	19,450

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Net income	$4,646	$3,142
Foreign currency translation gain (loss) (net of tax)	1,639	(593)
Total comprehensive income	$6,285	$2,549

	Nine Months Ended September 30,
	2024	2023
Net income	$8,624	$7,072
Foreign currency translation gain (loss) (net of tax)	201	(3,491)
Total comprehensive income	$8,825	$3,581

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2023	18,875	$119,694	$49,711	$5,482	$(15,347)	$159,540
Share-based compensation expense	—	1,369	—	—	—	1,369
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	16	(152)	—	—	—	(152)
Repurchase of common stock	(105)	(1,848)	—	—	—	(1,848)
Net income	—	—	2,321	169	—	2,490
Other comprehensive loss	—	—	—	—	(1,692)	(1,692)
Balance at March 31, 2024	18,786	$119,063	$52,032	$5,651	$(17,039)	$159,707
Share-based compensation expense	—	1,261	—	—	—	1,261
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	70	(434)	—	—	—	(434)
Repurchase of common stock	(348)	(5,876)	—	—	—	(5,876)
Net income	—	—	1,349	139	—	1,488
Other comprehensive income	—	—	—	—	254	254
Balance at June 30, 2024	18,508	$114,014	$53,381	$5,790	$(16,785)	$156,400
Share-based compensation expense	—	950	—	—	—	950
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	46	(307)	—	—	—	(307)
Repurchase of common stock	(56)	(711)	—	—	—	(711)
Net income	—	—	4,347	299	—	4,646
Other comprehensive income	—	—	—	—	1,639	1,639
Balance at September 30, 2024	18,498	$113,946	$57,728	$6,089	$(15,146)	$162,617

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2022	19,093	$121,583	$34,635	$4,142	$(13,313)	$147,047
Share-based compensation expense	—	1,058	—	—	—	1,058
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	42	(165)	—	—	—	(165)
Repurchase of common stock	(90)	(823)	—	—	—	(823)
Net income	—	—	860	393	—	1,253
Other comprehensive loss	—	—	—	—	(1,653)	(1,653)
Balance at March 31, 2023	19,045	$121,653	$35,495	$4,535	$(14,966)	$146,717
Share-based compensation expense	—	1,437	—	—	—	1,437
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	62	(91)	—	—	—	(91)
Repurchase of common stock	(9)	(97)	—	—	—	(97)
Net income	—	—	2,422	255	—	2,677
Other comprehensive loss	—	—	—	—	(1,245)	(1,245)
Balance at June 30, 2023	19,098	$122,902	$37,917	$4,790	$(16,211)	$149,398
Share-based compensation expense	—	1,295	—	—	—	1,295
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	80	77	—	—	—	77
Repurchase of common stock	(81)	(1,308)	—	—	—	(1,308)
Net income	—	—	2,832	310	—	3,142
Other comprehensive loss	—	—	—	—	(593)	(593)
Balance at September 30, 2023	19,097	$122,966	$40,749	$5,100	$(16,804)	$152,011

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,624	$7,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	45
Depreciation and amortization	10,195	8,763
Non-cash lease expense	4,386	3,290
Share-based compensation expense	3,580	3,790
Loss on sale of property, plant and equipment	1,330	—
Deferred income taxes	26	(2,986)
Purchase of trading investment securities	(126)	—
Proceeds from sale of trading investment securities	95	76
Realized and unrealized gains on investments	(113)	(66)
Foreign exchange losses (gains)	(1,111)	687
Changes in assets and liabilities:
Accounts receivable	(2,563)	3,955
Inventories	4,392	423
Prepaid expenses and other current assets	(3,588)	(1,091)
Other assets	(444)	733
Accounts payable	838	917
Accrued volume incentives and service fees	(876)	2,102
Accrued liabilities	(7,759)	7,416
Deferred revenue	(46)	(877)
Lease liabilities	(4,492)	(3,414)
Income taxes payable	180	803
Liability related to unrecognized tax benefits	442	—
Deferred compensation payable	144	(10)
Net cash provided by operating activities	13,114	31,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,776)	(9,230)
Net cash used in investing activities	(8,776)	(9,230)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	—	(958)
Proceeds from revolving credit facility	40,172	13,503
Principal payments of revolving credit facility	(40,172)	(13,503)
Payments related to tax withholding for net-share settled equity awards	(893)	(179)
Repurchase of common stock	(8,436)	(2,228)
Net cash used in financing activities	(9,329)	(3,365)
Effect of exchange rates on cash and cash equivalents	1,322	(3,029)
Net increase (decrease) in cash and cash equivalents	(3,669)	16,004
Cash and cash equivalents at the beginning of the period	82,373	60,032
Cash and cash equivalents at the end of the period	$78,704	$76,036
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$9,782	$7,460
Cash paid for interest	141	124

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of September 30, 2024, and for the three and nine-month periods ended September 30, 2024 and 2023. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2024.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.3 million and $0.6 million for the three and nine months ended September 30, 2024, respectively. Net income attributable to the noncontrolling interests was $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, noncontrolling interests were $6.1 million and $5.5 million, respectively.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU provides additional guidance on the disclosure of income taxes on an annual basis and requires all public business entities to disclose specific categories in the rate reconciliation, provide additional information on reconciling items, additional information about income taxes paid, and additional information about income tax expense from continuing operation. The amendments in this update are effective as of December 15, 2024. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$17,635	$18,301
Work in progress	1,187	1,218
Finished goods	43,476	47,376
Total inventories	$62,298	$66,895

(3)    Investment Securities - Trading

Our trading securities portfolio totaled $0.9 million at September 30, 2024, and $0.7 million at December 31, 2023, and generated gains of $41,000 and losses of $26,000 for the three months ended September 30, 2024 and 2023, respectively, and gains of $0.1 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022, the Credit Agreement was amended to extend the term to mature on July 1, 2027. On September 11, 2024, the Credit Agreement was amended to modify the calculation of interest. Interest under the amended Credit Agreement is the greater of SOFR Daily Floating Rate or the Index Floor, plus 1.50 percent (6.45 percent as of September 30, 2024), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At September 30, 2024 and December 31, 2023, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of September 30, 2024, we were in compliance with the debt covenants set forth in the Credit Agreement.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2024 and 2023 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$4,347	$2,832	$8,017	$6,114

Basic weighted average shares outstanding	18,512	19,133	18,661	19,093

Basic earnings per share attributable to common shareholders	$0.23	$0.15	$0.43	$0.32

Diluted shares outstanding:
Basic weighted-average shares outstanding	18,512	19,133	18,661	19,093
Stock-based awards	378	359	454	357
Diluted weighted-average shares outstanding	18,890	19,492	19,115	19,450

Diluted earnings per share attributable to common shareholders	$0.23	$0.15	$0.42	$0.31

Dilutive shares excluded from diluted-per-share amounts:
Share-based awards	754	735	754	735

Anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	—	25	—	50

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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the nine months ended September 30, 2024 and 2023, we repurchased 509,000 and 180,000 shares of our common stock for $8.4 million and $2.2 million, respectively. At September 30, 2024, the remaining balance available for repurchases under the program was $9.2 million.

Share-Based Compensation

On August 1, 2012, our shareholders adopted and approved the Nature’s Sunshine Products, Inc. 2012 Stock Incentive Plan ("2012 Incentive Plan"). The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award, as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500,000 shares of our common stock were originally authorized for the granting of awards under the 2012 Incentive Plan. In 2015, our shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of common stock reserved for issuance by 1,500,000 shares. On May 5, 2021, our shareholders approved the Amended and Restated 2012 Stock Incentive Plan, which among other amendments, increased the number of shares of common stock reserved for issuance by 2,000,000 shares and extended the term of the 2012 Incentive Plan to March 3, 2026. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the Amended and Restated 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for the nine-month period ended September 30, 2024, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2023	75	$11.25	$3.85
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	—	—	—
Options outstanding at September 30, 2024	75	$11.25	$3.85

There was no share-based compensation expense for the three- and nine-month periods ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, there was no unrecognized share-based compensation expense related to the grants described above.

At September 30, 2024, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 75,000 shares of common stock was $0.2 million. At December 31, 2023, the aggregate intrinsic value of outstanding and exercisable options to purchase 75,000 shares of common stock was $0.5 million.

For the nine months ended September 30, 2024, no shares of common stock were issued upon the exercise of stock options. For the nine months ended September 30, 2023, we issued 27,000 shares of common stock upon the exercise of stock options at an average exercise price of $13.88 per share. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023, was $0.1 million and the Company recognized $0.1 million of tax benefits from the exercise of stock options.

As of September 30, 2024 and December 31, 2023, we did not have any unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to adjusted EBITDA growth, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At September 30, 2024 and December 31, 2023, there were 110,000 and 100,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the nine-month period ended September 30, 2024, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2023	1,342	$11.21
Granted	390	17.09
Forfeited	(197)	14.19
Issued	(196)	12.42
Restricted Stock Units outstanding at September 30, 2024	1,339	12.31

During the nine-month period ended September 30, 2024, we granted 390,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of time-based RSUs, and adjusted EBITDA performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $16.96 per share and vest in 12 monthly installments over a one-year period from the grant date or in annual installments over a three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $17.25 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date.

Share-based compensation expense related to time-based RSUs for the three-month periods ended September 30, 2024 and 2023, was approximately $0.7 million and $1.0 million, respectively. Share-based compensation expense related to time-based RSUs for the nine-month periods ended September 30, 2024 and 2023, was approximately $2.6 million and $2.9 million, respectively. As of September 30, 2024 and December 31, 2023, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $3.2 million and $3.5 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.8 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended September 30, 2024 and 2023, was $0.3 million and $0.3 million, respectively. Share-based compensation expense related to performance-based RSUs for the nine-month periods ended September 30, 2024 and 2023, was $0.9 million and $0.9 million, respectively. Should we attain all the metrics related to performance-based RSU grants, we would recognize up to $7.5 million of potential share-based compensation expense. We currently expect to recognize an additional $2.7 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 63,000 and 48,000 shares for the nine-month periods ended September 30, 2024 and 2023, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

(7)    Segment Information

We have four business segments (Asia, Europe, North America, and Latin America and Other) based primarily upon the geographic region where each segment operates, as well as the internal organization of our officers and their responsibilities. The geographic segments operate under the Nature’s Sunshine Products and Synergy WorldWide® brands. The Latin America and Other segment includes our wholesale business in which we sell products to various locally-managed entities independent of the Company that we have granted distribution rights for in the relevant market.

Net sales for each segment have been reduced by intercompany sales as they are not included in the measure of segment profit or loss reviewed by the chief executive officer. We evaluate performance based on contribution margin by segment before consideration of certain inter-segment transfers and expenses.

Reportable business segment information is as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
Asia	$55,293	$52,218	$151,497	$153,438
Europe	19,615	18,769	63,513	61,410
North America	33,631	34,792	103,719	104,098
Latin America and Other	6,076	5,423	17,430	17,438
Total net sales	114,615	111,202	336,159	336,384

Contribution margin (1):
Asia	25,103	24,861	70,316	73,711
Europe	6,286	5,993	20,786	18,659
North America	12,203	14,222	38,103	40,985
Latin America and Other	2,646	2,044	6,635	6,889
Total contribution margin	46,238	47,120	135,840	140,244

Selling, general and administrative expenses (2)	40,954	41,288	120,295	127,203
Operating income	5,284	5,832	15,545	13,041

Other income (loss), net	2,615	(927)	1,432	(500)
Income before provision for income taxes	$7,899	$4,905	$16,977	$12,541
_________________________________________

(1)    Contribution margin consists of net sales less cost of sales and volume incentives expense.

(2)    Service fees in China totaled $3.5 million and $10.4 million for the three and nine-month periods ended September 30, 2024, respectively, compared to $4.0 million and $12.9 million for the three and nine-month periods ended September 30, 2023. These service fees are included in selling, general and administrative expenses.

From an individual country/region perspective, the United States, Taiwan and South Korea comprise 10 percent or more of consolidated net sales for the three and nine-month periods ended September 30, 2024 and 2023, as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
United States	$30,973	$32,240	$95,609	$96,314
Taiwan	18,389	15,598	50,489	45,814
South Korea	13,894	13,921	38,964	38,993
Other	51,359	49,443	151,097	155,263
	$114,615	$111,202	$336,159	$336,384

Net sales generated by each of our product lines is set forth below (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Asia
General health	$22,572	$16,937	$57,697	$48,859
Immune	2,504	1,964	6,437	3,738
Cardiovascular	14,556	14,963	42,155	44,698
Digestive	10,905	9,186	27,201	30,172
Personal care	1,175	1,376	3,511	4,159
Weight management	3,581	7,792	14,496	21,812
	55,293	52,218	151,497	153,438
Europe
General health	$9,194	$8,034	$28,530	$25,823
Immune	1,685	1,563	6,223	5,988
Cardiovascular	2,997	2,264	7,712	7,085
Digestive	3,675	5,087	15,535	17,156
Personal care	765	1,348	3,178	3,779
Weight management	1,299	473	2,335	1,579
	19,615	18,769	63,513	61,410
North America
General health	$15,259	$16,334	$46,698	$47,725
Immune	3,690	3,641	11,675	11,693
Cardiovascular	3,630	3,634	11,371	10,983
Digestive	8,583	8,577	26,306	26,069
Personal care	1,512	1,720	4,665	4,818
Weight management	957	886	3,004	2,810
	33,631	34,792	103,719	104,098
Latin America and Other
General health	$1,753	$1,480	$4,887	$4,717
Immune	589	611	1,906	2,023
Cardiovascular	448	392	1,331	1,291
Digestive	2,846	2,560	8,083	8,030
Personal care	309	284	854	976
Weight management	131	96	369	401
	6,076	5,423	17,430	17,438
	$114,615	$111,202	$336,159	$336,384

From an individual country perspective, only the United States comprised 10 percent or more of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	September 30, 2024	December 31, 2023
Property, plant and equipment:
United States	$36,723	$41,239
Other	5,271	3,761
Total property, plant and equipment, net	$41,994	$45,000

Total assets per segment is set forth below (dollar amounts in thousands):

	September 30, 2024	December 31, 2023
Assets:
Asia	$110,881	$105,636
Europe	19,790	20,920
North America	108,298	116,052
Latin America and Other	6,364	7,165
Total assets	$245,333	$249,773

(8)    Income Taxes

For the three months ended September 30, 2024 and 2023, our provision for income taxes, as a percentage of income before income taxes was 41.2 percent and 35.9 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2024 and 2023, our provision for income taxes, as a percentage of income before income taxes was 49.2 percent and 43.6 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2024, was primarily attributed to operations in foreign countries which are treated as a branch for US tax purposes and current year foreign losses that presently do not provide future tax benefit, partially offset by foreign tax credits.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2023, was primarily attributed to adjustments relating to operations in foreign countries which are treated as a branch for US tax purposes as well as recording a valuation allowance against deferred tax assets which are expected to expire before utilization.

The difference between the effective tax rate for the three and nine months ended September 30, 2024, compared to September 30, 2023, was primarily caused by a decrease in the utilization of foreign tax credits in the current period.

Our U.S. federal income tax returns for 2020 through 2022 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2018 through 2023.

As of September 30, 2024 and December 31, 2023, we had accrued $0.7 million and $0.3 million, respectively, related to unrecognized tax positions net of offsetting tax attributes.

Interim income taxes are based on an estimated annualized effective tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. Although we believe our tax estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which we make such a determination.

(9)    Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and disputes in the United States and foreign jurisdictions. As of September 30, 2024 and December 31, 2023, accrued liabilities were $0.6 million and $0.5 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $0.3 million.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of September 30, 2024 and December 31, 2023, accrued liabilities were $0.2 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.4 million.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of September 30, 2024 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Investment securities - trading	$892	$—	$—	$892
Total assets measured at fair value on a recurring basis	$892	$—	$—	$892

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

For the nine months ended September 30, 2024 and for the year ended December 31, 2023, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the nine months ended September 30, 2024 and 2023, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Net sales related to Eastern Europe for the three and nine months ended September 30, 2024 were $12.2 million and $41.1 million, respectively, compared to $12.1 million and $41.3 million for the same periods in 2023. Operating income related to Eastern Europe for the three and nine months ended September 30, 2024 was $0.5 million and $2.8 million, respectively, compared to $0.8 million and $1.6 million for the same periods in 2023. As of September 30, 2024, Eastern Europe had assets of $8.4 million net of working capital reserves related to inventories.

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

Third Quarter Performance

In the third quarter of 2024, we experienced an increase in our consolidated net sales of 3.1 percent (or 4.2 percent in local currencies) compared to the same period in 2023. Asia net sales increased approximately 5.9 percent (or 8.6 percent in local currencies) compared to the same period in 2023. Europe net sales increased approximately 4.5 percent (or 2.9 percent in local currencies) compared to the same period in 2023. North America net sales decreased approximately 3.3 percent (or 3.2 percent in local currencies) compared to the same period in 2023. Latin America and Other net sales increased approximately 12.0 percent (or 14.5 percent in local currencies) compared to the same period in 2023. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian markets, resulted in an approximate 1.1 percent, or $1.3 million, decrease of our net sales during the quarter.

Cost of sales increased $2.9 million during the three months ended September 30, 2024, compared to the same period in 2023, and as a percentage of net sales were 28.7 percent and 26.9 percent for the three months ended September 30, 2024 and 2023, respectively. The increase in cost of sales percentage is primarily due to higher inflation and unfavorable foreign exchange which offset our savings initiatives.

In absolute terms, selling, general and administrative expenses decreased $0.3 million during the three months ended September 30, 2024, compared to the same period in 2023, and as a percentage of net sales were 35.7 percent and 37.1 percent for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily related to the streamlining of our global overhead expenses and reduced service fees due to China's lower net sales.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$114,615	100.0%	$111,202	100.0%	$3,413	3.1%
Cost of sales	32,856	28.7	29,964	26.9	2,892	9.7
Gross profit	81,759	71.3	81,238	73.1	521	0.6
Volume incentives	35,521	31.0	34,118	30.7	1,403	4.1
SG&A expenses	40,954	35.7	41,288	37.1	(334)	(0.8)
Operating income	5,284	4.6	5,832	5.2	(548)	(9.4)
Other income (loss), net	2,615	2.3	(927)	(0.8)	3,542	382.1
Income before income taxes	7,899	6.9	4,905	4.4	2,994	61.0
Provision for income taxes	3,253	2.8	1,763	1.6	1,490	84.5
Net income	$4,646	4.1%	$3,142	2.8%	$1,504	47.9%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$336,159	100.0%	$336,384	100.0%	$(225)	(0.1)%
Cost of sales	96,535	28.7	93,580	27.8	2,955	3.2
Gross profit	239,624	71.3	242,804	72.2	(3,180)	(1.3)
Volume incentives	103,784	30.9	102,560	30.5	1,224	1.2
SG&A expenses	120,295	35.8	127,203	37.8	(6,908)	(5.4)
Operating income	15,545	4.6	13,041	3.9	2,504	19.2
Other income (loss), net	1,432	0.4	(500)	(0.1)	1,932	386.4
Income before income taxes	16,977	5.1	12,541	3.7	4,436	35.4
Provision for income taxes	8,353	2.5	5,469	1.6	2,884	52.7
Net income	$8,624	2.6%	$7,072	2.1%	$1,552	21.9%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$55,293	$52,218	5.9%	$(1,418)	8.6%
Europe	19,615	18,769	4.5	302	2.9
North America	33,631	34,792	(3.3)	(46)	(3.2)
Latin America and Other	6,076	5,423	12.0	(136)	14.5
	$114,615	$111,202	3.1%	$(1,298)	4.2%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the nine months ended September 30, 2024 and 2023 (dollar amounts in thousands):

	Net Sales by Operating Segment
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$151,497	$153,438	(1.3)%	$(7,079)	3.3%
Europe	63,513	61,410	3.4	978	1.8
North America	103,719	104,098	(0.4)	(87)	(0.3)
Latin America and Other	17,430	17,438	—	140	(0.8)
	$336,159	$336,384	(0.1)%	$(6,048)	1.7%

Consolidated net sales for the three and nine months ended September 30, 2024 were $114.6 million and $336.2 million, respectively, compared to $111.2 million and $336.4 million for the same period in 2023, which represents an increase of 3.1 percent and a decrease of 0.1 percent, respectively. The increase for the three months ended September 30, 2024 was primarily related to product sales increases in our Asia and Europe operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and nine months ended September 30, 2024 increased 4.2 percent and 1.7 percent, respectively, from the same periods in 2023.

Asia

Net sales related to Asia for the three and nine months ended September 30, 2024 were $55.3 million and $151.5 million, respectively, compared to $52.2 million and $153.4 million for the same periods in 2023, or an increase of 5.9 percent and a decrease of 1.3 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2024 increased 8.6 percent and 3.3 percent, respectively, compared to the same periods in 2023.
Notable activity in the following markets contributed to the results of Asia:

In our Taiwan market, net sales increased $2.8 million and $4.7 million, or 17.9 percent and 10.2 percent, for the three and nine months ended September 30, 2024, compared to the same periods in 2023. In local currencies, net sales for the three and nine months ended September 30, 2024 increased 20.4 percent and 14.1 percent, compared to the same periods in 2023. We attribute the growth in net sales primarily to effective execution of fundamentals to improve consultant activity.

In our South Korea market, net sales decreased $27,000 and $29,000, or 0.2 percent and 0.1 percent, for the three and nine months ended September 30, 2024, compared to the same periods in 2023. In local currency, net sales for the three and nine months ended September 30, 2024 increased 3.1 percent and 3.8 percent, respectively, compared to the same periods in 2023. Net sales continued to show a modest improvement in local currency due to improved customer acquisition.

In our Japan market, net sales increased $2.9 million and $0.7 million, or 28.1 percent and 2.3 percent, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. In local currencies, net sales for the three and nine months ended September 30, 2024 increased 34.4 percent and 12.1 percent, respectively, compared to the same periods in 2023. The increase in net sales was primarily the result of strong customer acquisition that was bolstered by higher average order values.

In our China market, net sales decreased $2.4 million and $7.2 million, or 22.3 percent and 21.9 percent, for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. In local currencies, net sales for the three and nine months ended September 30, 2024 decreased 23.0 percent and 20.4 percent, respectively, compared to the same periods in 2023. The decrease in net sales was primarily the result of challenging macroeconomic factors.

Europe

Net sales related to Europe for the three and nine months ended September 30, 2024 were $19.6 million and $63.5 million, respectively, compared to $18.8 million and $61.4 million for the same periods in 2023, or increases of 4.5 percent and 3.4 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2024 increased 2.9 percent and 1.8 percent, respectively, compared to the same periods in 2023. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign currency exchange rates had favorable impacts on net sales of $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively. We attribute the increase in net sales in local currency primarily due to the increased focus on our field activation initiatives.

North America

Net sales related to North America for the three and nine months ended September 30, 2024 were $33.6 million and $103.7 million, respectively, compared to $34.8 million and $104.1 million for the same periods in 2023, or decreases of 3.3 percent and 0.4 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2024 decreased 3.2 percent and 0.3 percent, respectively, compared to the same periods in 2023.

In the United States, net sales for the three and nine months ended September 30, 2024 decreased $0.9 million and $0.4 million, or 2.8 percent and 0.4 percent, respectively, compared to the same periods in 2023. The decrease was primarily due to lower customer acquisition resulting from the near-term impact of the launch of our new digital platform.

Latin America and Other

Net sales related to Latin America and Other markets for the three months ended September 30, 2024 was $6.1 million compared to $5.4 million for the same period in 2023, an increase of 12.0 percent. For the nine months ended September 30, 2024 net sales remained flat, compared to the same period in 2023, at $17.4 million. In local currency, net sales for the three and nine months ended September 30, 2024 increased 14.5 percent and decreased 0.8 percent, respectively, compared to the same periods in 2023. Fluctuations in foreign currency had unfavorable impacts on net sales of $0.1 million and favorable impacts of $0.1 million for the three and nine months ended September 30, 2024, respectively.

Further information related to our Asia, Europe, North America, and Latin America and Other business segments is set forth in Note 7 to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 28.7 percent and 28.7 percent for the three and nine months ended September 30, 2024, compared to 26.9 percent and 27.8 percent for the same periods in 2023. The increase in cost of sales percentage is primarily due to higher inflation and unfavorable foreign exchange which more than offset our savings initiatives.

Volume Incentives

Volume incentives expense as a percent of net sales was 31.0 percent and 30.9 percent for the three and nine months ended September 30, 2024, respectively, compared to 30.7 percent and 30.5 percent for the same periods in 2023. The increase was primarily due to the timing of promotional incentives and changes in market mix. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various geographies. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China, and other miscellaneous operating expenses.

Selling, general and administrative expenses decreased $0.3 million and $6.9 million, respectively, to $41.0 million and $120.3 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Selling, general and administrative expenses were 35.7 percent and 35.8 percent of net sales for the three and nine months ended September 30, 2024, compared to 37.1 percent and 37.8 percent for the same periods in 2023. The decrease was primarily related to the streamlining of our global overhead expenses and reduced service fees due to China's lower net sales.

Other Income (Loss), Net

Other income (loss), net, for the three and nine months ended September 30, 2024, was income of $2.6 million and $1.4 million, respectively, compared to losses of $0.9 million and $0.5 million during the same periods in 2023, respectively. Other income (loss), net for the three and nine months ended September 30, 2024 primarily consisted of foreign exchange gains in Asia, partially offset by foreign exchange losses in Latin America, that resulted from net changes in foreign currencies.

Income Taxes

For the three months ended September 30, 2024 and 2023, our provision for income taxes, as a percentage of income before income taxes was 41.2 percent and 35.9 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2024 and 2023, our provision for income taxes, as a percentage of income before income taxes was 49.2 percent and 43.6 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2024, was primarily attributed to operations in certain foreign countries which are treated as a branch for US tax purposes and current year foreign losses that presently do not provide future tax benefit, partially offset by foreign tax credits.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2023, was primarily attributed to adjustments relating to operations in foreign countries which are treated as a branch for US tax purposes as well as recording a valuation allowance against deferred tax assets which are expected to expire before utilization.

The difference between the effective tax rate for the three and nine months ended September 30, 2024, compared to September 30, 2023, is primarily caused by a decrease in the utilization of foreign tax credits in the current period.

Our U.S. federal income tax returns for 2020 through 2022 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2018 through 2023.

As of September 30, 2024 and December 31, 2023, we had accrued $0.7 million and $0.3 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and nine months ended September 30, 2024 and 2023, by business segment.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended September 30, 2024 and 2023, are set forth in the Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of September 30, 2024, working capital was $96.4 million, compared to $89.1 million as of December 31, 2023. At September 30, 2024, we had $78.7 million in cash, of which $5.7 million was held in the U.S. and $73.0 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating activities	$13,114	$31,628
Investing activities	(8,776)	(9,230)
Financing activities	(9,329)	(3,365)

Operating Activities

For the nine months ended September 30, 2024, operating activities provided cash of $13.1 million, compared to $31.6 million in the same period in 2023. Operating cash flows decreased primarily due to the timing of payments for accrued liabilities, lease liabilities, prepaid expenses, and timing of receipts of accounts receivable, partially offset by a reduction in inventories.

Investing Activities

For the nine months ended September 30, 2024, investing activities used $8.8 million, compared to $9.2 million for the same period in 2023, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the nine months ended September 30, 2024, financing activities used $9.3 million, compared to $3.4 million for the same period in 2023.

During the nine months ended September 30, 2024, we used cash to repurchase 509,000 shares of our common stock under the share repurchase program for $8.4 million. At September 30, 2024, the remaining balance available for repurchases under the program was $9.2 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At September 30, 2024, there were no outstanding balances under the Credit Agreement or the Capital Credit Agreement. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal controls over financial reporting were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could have a material adverse effect on our business or consolidated financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below.

System failures or issues with integrating new technology could adversely affect our results of operations and financial condition.

Like many companies, our business is highly dependent upon our information technology infrastructure (websites, accounting and manufacturing applications, and product and customer information databases) to manage effectively and efficiently our operations, including order entry, customer billing, accurate tracking of purchases and volume incentives, execution of digital sales, and managing accounting, finance and manufacturing operations. The occurrence of a natural disaster, security breach or other unanticipated problem could result in interruptions in our day-to-day operations that could adversely affect our business. In addition, the integration of new technology or systems, including the redesign of our digital sales platform expected to commence in the fourth quarter of 2024, could adversely affect our business, including our sales, our results of operations and our ability to reach customers, as we and our customers and online marketing systems adapt to such new technology and design. A long-term failure or impairment of any of our information systems could have a material adverse effect on our results of operations and financial condition. Furthermore, there can be no assurances that we will realize expected benefits as a result of our implementing new technology or systems into our operations, even though investment in such technologies or systems may be significant.

We conduct business outside of the U.S., which exposes the Company to additional risks not typically associated with companies that operate solely within the U.S.

A significant part of our operations is in foreign countries. These operations have additional risks, including currency exchange, foreign exchange controls, difficulties and limitations on the repatriation of cash, less developed or efficient financial markets than in the U.S., absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment and additional compliance burdens, different publicly available information in respect of companies in non-U.S. markets and different or lesser protection of our intellectual property and possible imposition of non-U.S. taxes. Certain geopolitical factors may also affect our business, including uncertainty regarding the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between the United States and China. Any of these factors could negatively impact our business and results of operations.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the purchases of our common stock during the fiscal quarter ended September 30, 2024:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
July 1, 2024 to July 31, 2024	—	$—	—
August 1, 2024 to August 31, 2024	56	12.61	56
September 1, 2024 to September 30, 2024	—	$—	—
Total	56		56	$9,172

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 56,000 shares of our common stock during the quarter ended September 30, 2024, under the terms of this Board approved plan.

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

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
10.1(1)	Amendment No. 5 to Loan Agreement dated September 11, 2024, between Bank of America, N.A. and Nature’s Sunshine Products, Inc.
31.1(1)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(1)	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.3(1)	Certification of Chief Accounting Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
32.3(1)	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (the cover page XBRL tags are embedded within iXBRL (Inline Extensible Business Reporting Language) document)
_________________________________________

(1)    Filed currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	November 7, 2024	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2024	/s/ L. Shane Jones
L. Shane Jones,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 7, 2024	/s/ Jonathan D. Lanoy
Jonathan D. Lanoy,
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)