Form 10-K
period 2024-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2025-03-11
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2024
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2024 was approximately $183,438,927 based on the closing price of $15.07 as quoted by Nasdaq Capital Market on June 28, 2024. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 10% or more of the registrant’s outstanding common stock are the affiliates of the registrant.
The number of shares of Common Stock, no par value, outstanding on February 21, 2025 is 18,483,501 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-K

For the Year Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, but include the following:

•failure to comply with laws and regulations relating to trade restrictions and export controls;
•laws and regulations regarding direct selling that may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets;
•current and potential future extensive government regulations to which the Company’s products, business practices and manufacturing activities are subject;
•registration of products for sale in foreign markets, or difficulty or increased cost of importing products into foreign markets;
•legal challenges to the Company’s direct selling program or to the classification of its independent consultants;
•failure of the Company’s independent consultants to comply with advertising laws;
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
•changes to the Company’s independent consultant compensation plans;
•geopolitical issues, conflicts or other global events;
•negative consequences resulting from difficult economic conditions, including the availability of liquidity or the willingness of the Company’s customers to purchase products;
•risks associated with the manufacturing of the Company’s products;
•supply chain disruptions, manufacturing interruptions or delays or the failure to accurately forecast customer demand;
•failure to timely and effectively obtain shipments of products from our suppliers and deliver products to our independent consultants and customers;
•uncertainties relating to the application of transfer pricing, duties, value-added taxes and other tax regulations, and changes thereto;
•failure to maintain an effective system of internal controls over financial reporting;
•cybersecurity threats and exposure to data loss;
•the storage, processing and use of data, some of which contain personal information, are subject to complex and evolving privacy and data protection laws and regulations;
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

Business Segments

We have four business segments (Asia, Europe, North America and Latin America and Other) based primarily upon the geographic region where each segment operates, as well as the internal organization of our officers and their responsibilities. The geographic segments operate under the Nature’s Sunshine Products and Synergy WorldWide brands. The Latin America and Other segment includes our wholesale business in which we sell products to various locally-managed entities, independent of the Company, that we have granted distribution rights for the relevant market.

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

A summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the years ended December 31, 2024 and 2023, by business segment can be found in Note 12, “Business Segment and International Operation Information,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

The following table summarizes the Company’s product lines by category:

Category	Description
General health	We distribute a wide selection of general health products. The general health line is a combination of assorted health products related to blood sugar support, bone health, cellular health, cognitive function, joint health, mood, sexual health, sleep, sports and energy and vision.

Immune	We distribute immune products. The immune line has been designed to offer products that support and strengthen the human immune system.

Cardiovascular	We distribute cardiovascular products. The cardiovascular line has been designed to offer products that combine a variety of superior heart health ingredients to give the cardiovascular system optimum support.

Digestive	We distribute digestive products. The digestive line has been designed to offer products that regulate intestinal and digestive functions in support of the human digestive system.

Personal care	We distribute a variety of personal care products for external use, including oils and lotions, aloe vera gel, herbal shampoo, herbal skin treatment, toothpaste and skin cleanser.

Weight management	We distribute a variety of weight management products. The weight management line has been designed to simplify the weight management process by providing healthy meal replacements and products that increase caloric burn rate.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the years ended December 31, 2024 and 2023, are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Source and Availability of Raw Materials

Raw materials used in the manufacture of our products are generally available from a number of suppliers. During the years ended December 31, 2024 and 2023, we experienced no major complications in obtaining and maintaining adequate sources of raw materials supply. We attempt to ensure the availability of many of our raw materials by contracting, in advance, for our annual requirements. In the past, we have been able to find alternative sources of raw materials when needed. Although there can be no assurance that we will be successful in locating such sources of supply in the future, we believe that we will be able to do so.

Trademarks and Trade Names

We have obtained trademark registrations for Nature’s Sunshine® and related logos for our Nature’s Sunshine Products product lines. We have also obtained trademark registrations for Synergy Worldwide® for our Synergy WorldWide product lines. We hold trademark registrations in the United States and in many other countries. Our customers’ recognition and association of our brands and trademarks with quality is an important element of our operating strategy.

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

Competition

Our products are sold in competition with other companies, some of which have greater sales volumes and financial resources than we do and sell brands that are, through advertising and promotions, better known to consumers. We compete in the nutritional and personal care industry against companies that sell through retail stores, as well as against other direct selling companies. For example, we compete against manufacturers and retailers of nutritional and personal care products, which are distributed through supermarkets, drug stores, health food stores, vitamin outlets, discount stores and mass market retailers, among others. We compete for product sales and independent consultants with many other direct selling companies, including Herbalife, LifeVantage, Nu Skin and USANA, among others. We believe that the principal components of competition in the direct selling of nutritional and personal care products are consultant expertise and service, product quality and differentiation, price and brand recognition. In addition, we rely on our independent consultants to compete effectively in the direct selling markets and our ability to attract and retain independent consultants depends on various factors, including the training, quality product offerings and financial incentives for the independent consultants.

Research and Development

We conduct research at our research center, known as the Hughes Center for Research and Innovation, a state-of-the-art research and development facility located at our corporate offices in Lehi, Utah. Our principal emphasis in our research and development activities is clinical research in the support of the development of new products and the enhancement of existing products.

Compliance with Environmental Laws and Regulations

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions did not have a material effect upon our results of operations or competitive position during the year ended December 31, 2024.

Regulation

General

In both the United States and foreign markets we are affected by extensive laws, governmental regulations, administrative determinations and guidance, court decisions and similar constraints (collectively “Regulations”). Such Regulations exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including Regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product and earnings claims and advertising, including direct claims and advertising by us, as well as claims and advertising by independent consultants, for which we may be held responsible; (3) our direct selling program;

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

FDA rules impose requirements on the manufacture, packaging, labeling, holding and distribution of dietary supplement products. For example, it requires that companies establish written procedures governing areas such as: (1) personnel, (2) plant and equipment cleanliness, (3) production controls, (4) laboratory operations, (5) packaging and labeling, (6) distribution, (7) product returns and (8) complaint handling. The FDA also requires identity testing of all incoming dietary ingredients unless a company successfully petitions for an exemption from this testing requirement in accordance with the regulations. The current good manufacturing practices are designed to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. Within the requirements of ingredient identification, we confirm the levels, identity, purity and potency of ingredients listed our product labels to ensure quality and transparency for our product line.

In some countries we are, or regulators may assert that we are, responsible for the conduct of our independent consultants and regulations applicable to the activities of our independent consultants also affect our business. In these countries, regulators may request or require that we take steps to ensure that our independent consultants comply with regulations. The types of regulated conduct include: (1) representations concerning our products; (2) earnings representations made by us and/or our independent consultants; (3) public media advertisements, which in foreign markets may require prior approval by regulators; (4) sales of products in markets in which the products have not been approved, licensed, registered or certified for sale and (5) classification by government agencies of our independent consultants as our employees.

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

Direct Selling

In addition to the FDA, our business practices and products are also regulated by the following United States governmental entities: the Federal Trade Commission (“FTC”), Consumer Product Safety Commission (“CPSC”), Department of Agriculture (“USDA”) and Environmental Protection Agency (“EPA”). Our activities, including our direct selling distribution activities, are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

The FTC, which exercises jurisdiction over the advertising of all of our products in the United States, has in the past several years instituted enforcement actions against several dietary supplement and food companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. The FTC closely scrutinizes the use of testimonials, the role of expert endorsers and product clinical studies. The FTC has in recent years investigated and taken enforcement action against direct selling companies for misleading representations relating to the earnings potential of an independent consultant within a company’s compensation plan, as well as the appropriateness of the compensation plans themselves. At various times during the COVID-19 pandemic, the FTC sent warning letters to retailers of dietary supplements and direct selling companies for deceptive or scientifically unsupported claims that their products could effectively treat, prevent, diagnose or cure COVID-19. We cannot be sure that the FTC or comparable foreign agencies will not question our advertising or other operations in the future.

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

In addition, regulations in existing and new markets are often ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when we believe that we and our independent consultants are initially in compliance with all applicable regulations, new regulations are regularly being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products or our direct selling program, so that extensive adverse publicity about our products or our direct selling program may result in increased regulatory scrutiny.

It is an ongoing part of our business to anticipate and respond to new and changing regulations and to make corresponding changes in our operations to the extent practicable. Although we devote considerable resources to maintaining our compliance with regulatory constraints in each of our markets, we cannot be sure that (1) we would be found to be in full compliance with applicable regulations in all of our markets at any given time or (2) the regulatory authorities in one or more markets will not assert, retroactively or prospectively or both, that our operations are not in full compliance. Either these assertions or the effect of adverse regulations in one market could negatively affect us in other markets as well, by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. These assertions could also have a material adverse effect on our results of operations and financial condition in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in our operations that would be necessitated to maintain compliance, these changes could result in us experiencing a material reduction in revenue in the market or determining to exit the market altogether. In this event, we would attempt to devote the resources previously devoted to such a market to a new market or markets or other existing markets. However, we cannot be sure that this transition would not have a material adverse effect on our business, results of operations and/or financial condition either in the short or long-term.

The Company has a dedicated Risk Management Committee as part of the Board of Directors (the “Risk Management Committee”). The purpose of the Risk Management Committee is to oversee our efforts with respect to legal and regulatory requirements and identification and assessment of key strategic and operational risks facing the business that may impact the organization’s strategy and objectives, including ensuring that the ERM governance, framework and capabilities support the full risk management lifecycle. This does not include adherence to the U.S. Foreign Corrupt Practices Act (the “FCPA”), which is the responsibility of the Audit Committee.

Human Capital

Attracting and retaining top talent in all roles and at all career levels is an integral part to our success. Our hiring practices focus on the skills and qualifications of a candidate relative to the job requirements. As of December 31, 2024 we employed 819 individuals with viewpoints and backgrounds as diverse as the customers we serve around the world. As a responsibility to our team and in an evolving effort, we provide employees with meaningful careers and development opportunities to grow and succeed in an environment built on mutual respect and accountability.

Key initiatives focused on attracting and retaining top talent include, but not limited to the following:

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
•A wellness rewards program that rewards healthy behaviors such as healthy eating, exercise and wellness ambassadorship. Participants have many reward options to choose from such as swag, gift cards and product credit.

•Stringent safety standards and promotion of a company culture that prioritizes safety throughout our manufacturing and distributions centers around the world.

Sustainability

We believe that our focus on reliable, pure, proven and potent ingredients and the processes through which ingredients are harvested sets our products and business apart. We emphasize collaborating with growers and suppliers that protect and care for the natural resources they farm and harvest along with the economic and social interests of their local communities. We choose supply partners with business models that value making a positive impact on the environments and economies that they source from and, in many cases, go to creative lengths to bring benefits to the communities they operate within.

In May 2024, we achieved our goal of zero waste at our distribution centers and received the TRUE Zero Waste Gold Certification. Since the year ended December 31, 2022, we have maintained the use of 100 percent renewable energy at our manufacturing facility.

We continue to make progress on our goals set to address the environmental impacts from operations and we are optimistic that we will achieve the following by the end of 2025:

•50 percent reduction of greenhouse gas emissions for Scope 1 & 2 by 2025; and
•35 percent waste reduction at our owned manufacturing facility by 2025.

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

 Available Information

Our principal executive office is located at 2901 West Blue Grass Blvd., Suite 100, Lehi, Utah 84043. Our telephone number is (801) 341-7900 and our Internet website address is www.natr.com. We make available, free of charge on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as practicable after electronically filing these documents with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet website that contains reports and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available, free of charge on our website, our Code of Conduct Policy and the charters of our Audit Committee, Governance Committee, Compensation Committee and Risk Management Committee.

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

Regulatory and Litigation Risks

Our global operations are subject to numerous laws and regulations relating to trade restrictions and export controls and failure to comply with such rules could adversely affect our business.
Our global operations are subject to numerous trade and economic sanctions and other restrictions imposed by the U.S., the EU and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs and may subject us to fines, penalties and other sanctions. A violation of these laws, regulations, policies or procedures could adversely impact our business, results of operations and financial condition.

For example, in November 2024 we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”). We estimate that such potential violations being investigated represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this investigation may include fines or penalties imposed in response to our voluntary disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operation, we are unable to predict the outcome or to reasonably estimate the time it may take to resolve these matters.
Although we have implemented policies and procedures in these areas, we cannot assure you that our policies and procedures are sufficient or that directors, officers, employees, representatives, manufacturers, suppliers and agents have not engaged and will not engage in conduct in violation of such policies and procedures.

Laws and regulations regarding direct selling may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets.

Direct selling companies are subject to laws and regulations by various government agencies throughout the world. These laws and regulations are generally intended to prevent fraudulent or deceptive practices, to ensure that sales are made to consumers of the products and that compensation is based primarily upon bone fide sale of products to consumers and not primarily upon the recruitment of other persons as participants in the compensation program. Regulations in some countries in which we operate, including South Korea and China, limit the amount of compensation we can pay to our independent consultants. Failure to comply with these laws and regulations could result in significant penalties, which could have a material adverse effect on our results of operations and financial condition. Violations could result from misconduct by an independent consultant, ambiguity in statutes, changes or new laws and regulations affecting our business and court-related decisions.

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

The FTC and states’ attorneys general have in the past instituted enforcement actions against cosmetic, dietary supplement and food companies and manufacturers for false and misleading advertising of some of their products. The FTC and states’ attorneys general from time to time have initiated investigations and enforcement actions against direct selling companies alleging that the companies operated a pyramid scheme. Although the FTC and states’ attorneys general exercise a substantial degree of subjectivity in determining whether a company is operating a pyramid scheme, the FTC and states’ attorneys general consider whether the compensation received by independent consultants is based primarily on recruitment of other persons as participants in the compensation program and not on bona fide sales of products to consumers. An enforcement action brought by a government agency, like the FTC in the United States, or a class action lawsuit, could adversely affect our reputation and potentially result in significant penalties and costs, either of which could have a material adverse effect on our results of operations and financial condition.

Difficulties in registering our products for sale in foreign countries could have a material adverse effect on our results of operations and financial condition.

Our registration of our products for sale in certain countries can be extremely time intensive. These requirements for obtaining product registrations and/or licenses could involve extended periods of time that may delay us from offering products for sale or prevent us from launching new product initiatives in those countries in the same timelines as other markets with less time intensive registrations.

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

The advertisement of our products is subject to extensive regulations in most of the markets in which we do business, including the United States. Our independent consultants may fail to comply with such regulations governing the advertising of our products or business opportunity, and regulators may hold us responsible for the violations of our independent consultants. In the U.S., our products are sold principally as dietary supplements and cosmetics and are subject to rigorous FDA regulations limiting the types of therapeutic claims that can be made relating to the products. The treatment or cure of disease, for example, is not a permitted claim for our products. In the U.S., the FTC and states’ attorneys general are primarily responsible for providing consumer protection by, among other things, investigating and initiating enforcement actions against business practices it deems deceptive or fraudulent. We cannot ensure that all marketing materials used by our independent consultants comply with applicable regulations, including bans on false and misleading product and earnings potential related claims. If our independent consultants fail to comply with these restrictions, then we could be subjected to claims of false advertising, misrepresentation, significant financial penalties, costly mandatory product recalls and relabeling requirements, any of which could have a material adverse effect on our results of operations and financial condition.

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

We are subject to anti-bribery laws, including the Foreign Corrupt Practices Act (“FCPA”).

We are subject to anti-bribery laws, including the FCPA, which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies and their intermediaries to maintain accurate books and records. In recent years, there has been a substantial increase in anti-bribery law enforcement activity by the Department of Justice (“DOJ”) and the SEC relating to business operations within certain countries in which we operate, including China. For example, in recent years, U.S. based direct selling companies with operations in China have been the subject of investigations and enforcement actions or, in some cases, have initiated their own internal investigation relating to alleged violations of the FCPA.

Our policies mandate compliance with anti-bribery laws by our employees and agents, including the requirements to maintain accurate information and internal controls. However, we may be liable for actions of our employees and agents, even if such actions are inconsistent with our policies. Being subject to an investigation by the DOJ or the SEC for an alleged violation of the FCPA could cause us to incur significant expenses and distractions that could adversely affect our business. Violations of the FCPA, or a similar anti-bribery law, may result in criminal or civil sanctions, including contract cancellations or debarment and loss of reputation, which could have a material adverse effect on our results of operations and financial condition.

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

In 2024, we recognized approximately 71.8 percent of our net sales in markets outside the United States, the majority of which were recognized in each market’s respective local currency. We purchase inventory from companies in foreign markets and in the United States, primarily in U.S. dollars. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because a majority of our sales are in foreign countries, exchange rate fluctuations may have a significant effect on net sales and earnings. Our reported earnings have in the past been, and are likely to continue to be, significantly affected by fluctuations in currency exchange rates, with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

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

Russia’s invasion of Ukraine and the continuing war between Russia and Ukraine has negatively impacted our operations in both countries and the region. In fiscal 2023, operations in our Russia and Other market, a market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, accounted for 12.2% of net sales. We are unable to estimate future impacts to our business due to the high level of uncertainty as to how the war will evolve, its duration and its ultimate resolution. Within Ukraine, there is a possibility of loss of life, physical damage and destruction of property and loss of earning opportunities for many of our independent distributors and dealers. We may not be able to operate in many areas due to damage and safety concerns. Within Russia, we may need to further reduce our operations due to sanctions and counter sanctions, currency or payment controls and supply chain challenges. Certain suppliers, vendors, independent distributors and customers are all impacted by the war and their ability to successfully maintain their operations could also impact our results of operations or product sales throughout the world.

Difficult economic conditions could adversely affect our results of operations and financial condition.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. Economic slowdowns in the markets in which we do business may adversely affect consumer spending habits and demand for our products, which may result in lower net sales in future periods. A prolonged global or regional economic downturn could have a material adverse effect on our results of operations and financial condition. Unfavorable economic conditions in the financial and credit markets, inflation, or other circumstances that adversely affect the ability of consumers to pay for our products could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Supply chain disruptions, manufacturing interruptions or delays or the failure to accurately forecast customer demand could adversely affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.

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

A widespread pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls and shelter in place or stay at home and social distancing orders, may adversely impact our supply chain, manufacturing, logistics, workforce and operations, as well as the operations of our customers and suppliers globally. Such adverse impacts on our supply chain could limit our ability to manufacture and sell our products on a timely and cost-effective basis, which could adversely affect our business and results of operations.

If we fail to timely and effectively obtain shipments of products from our suppliers and deliver products to our independent consultants and customers, our business and results of operations could be harmed.

Our business depends on our ability to source and distribute products in a timely manner. However, we cannot control all of the factors that might affect the timely and effective procurement of our products from our third-party contract manufacturers and the delivery of our products to our independent consultants and customers.

We are vulnerable to risks associated with importing and exporting materials and products manufactured both at our manufacturing facility and third-party manufacturing facilities, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion and inspection processes or other port- of-entry limitations or restrictions in the United States. Failure to procure materials needed to manufacture our products and to deliver merchandise to our independent consultants and customers in a timely, effective and economically viable manner could reduce our sales and gross margins, damage our brand and harm our business.

We also rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers and to our independent consultants and customers. Labor shortages at our own facilities, ports, our common carriers, or our suppliers or manufacturers could harm our business, particularly if labor shortages occur during periods of significant importing or manufacturing, potentially resulting in delayed or canceled orders by customers and unanticipated inventory accumulation or shortages. These and similar disruptions could result in harm to our business, results of operations and financial condition.

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

Accordingly, we are subject to risks, including treaties, tariffs, sanctions, labor disputes, union organizing activity, inclement weather, public health crises such as pandemics or epidemics and increased transportation costs, associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises, the cost to deliver products may rise, which could harm our profitability.

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

As a public company, we are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Even when such controls are implemented, management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors or loss. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company or perpetrated against us will be prevented or have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions, new fraudulent schemes or the deterioration of compliance with policies or procedures. Because of inherent limitations in a cost-effective control system, financial loss or misstatements due to error or fraud may occur and/or may not be detected.

The accuracy of our financial reporting and safeguarding of our assets depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect financial loss or misstatements. Failure to maintain effective internal control over financial reporting or lapses in disclosure controls and procedures, could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis or prevent or timely detect unauthorized wire transfers, which could cause investors to lose confidence in our internal controls (including with respect to financial information), require significant resources to remediate the lapse or deficiency and expose us to legal or regulatory proceedings.

We continue to evaluate, design and work through the process of implementing controls and procedures under a remediation plan designed to address this material weakness, but there can be no assurance that we will be able to remediate this material weakness in a timely manner or at all. If our remediation measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements, we could experience another financial loss or we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and stockholder litigation.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis and result in unauthorized access to our assets, including through unauthorized wire transfers. If such unauthorized transfers are not prevented or detected in a timely manner, our financial position could be adversely affected. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In addition, we may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from any restatement and material weaknesses in our internal controls over financial reporting. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

The storage, processing and use of data, some of which contain personal information, are subject to complex and evolving privacy and data protection laws and regulations that could adversely affect our results of operation and financial condition.

Some data we store, process and use, contains personal information, which subjects us to a variety of privacy, rights of publicity, data protection, content, protection of minors and consumer protection laws and regulations in the United States and other countries. Such laws and regulations may impose significant fines or penalties and can be particularly restrictive. The application and interpretation of these laws and regulations are often uncertain and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in growth, retention or engagement, any of which could have a material adverse effect on our results of operations and financial condition.

We cannot guarantee that the privacy policies and other statements regarding our practices will be found to be sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. Whether and how existing domestic and international privacy and consumer protection laws and regulations apply is still uncertain and may take years to resolve. If privacy laws and regulations are drafted or interpreted broadly, they could be deemed to apply to the technology we use and could restrict our information collection methods or decrease the utility of information we would be permitted to store, process or use. The costs of compliance with these and other laws or regulatory actions may prevent us from selling our products, or increase the costs of doing so, and may affect our ability to invest in or develop products. In addition, a determination by a court or government agency that any of our practices, or those of our independent consultants, do not meet these standards could result in liability or adverse publicity, which could have a material adverse effect on our results of operations and financial condition.

System failures could adversely affect our results of operations and financial condition.

Like many companies, our business is highly dependent upon our information technology infrastructure (websites, accounting and manufacturing applications and product and customer information databases) to manage effectively and efficiently our operations, including order entry, customer billing, accurate tracking of purchases and volume incentives and managing accounting, finance and manufacturing operations. The occurrence of a natural disaster, security breach or other unanticipated problem could result in interruptions in our day-to-day operations that could adversely affect our business. A long-term failure or impairment of any of our information systems could have a material adverse effect on our results of operations and financial condition.

Our business is subject to intellectual property risks.

Most of our products are not protected by patents. Restrictive regulations governing the precise labeling of ingredients and percentages for nutritional supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products generally make obtaining patent protection for our products impractical. We have other intellectual property that we consider valuable, including trademarks for the Nature’s Sunshine Products and Synergy Worldwide names and logos. Our efforts to protect our intellectual property may be unsuccessful and third parties may assert claims against us for infringement of intellectual property rights, which could result in us being required to obtain costly licenses for such rights, to pay royalties or to terminate our manufacturing of infringing products, all of which could have a material adverse effect on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve and recover from security incidents in a timely manner. Our Board of Directors assesses risks based on probability and potential impact to key business systems and processes as part of our overall risk management program overseen by the by the Risk Management Committee of the Board of Directors. Our Data Breach Response Team performs annual cybersecurity tabletop incident response exercises, pursuant to our Data Breach Response Policy and Plan. Risks that are considered high are incorporated into our overall risk management program. We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These include cybersecurity assessors, consultants and other external cybersecurity experts to assist in the identification, verification and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services. Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations or financial condition. See our risk factor “Cyber security risks and the failure to maintain the integrity of company, employee or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed” in Part I, Item 1A. “Risk Factors” for additional details regarding cybersecurity risks and potential impacts on our business.

Governance

Our Board of Directors oversees our risk management process, including as it pertains to cybersecurity risks, which focuses on the most significant risks we face in the short-, intermediate- and long-term timeframe. Our Executive Director of Information and Technology Services (“IT Director”), who reports to our Chief Financial Officer, is responsible for the operational oversight of company-wide cybersecurity strategy, policy and standards across relevant departments to assess and help prepare us to address cybersecurity risks. Our IT Director has multiple university certifications in advanced cybersecurity with over 30 years’ experience in cybersecurity and technology roles, most of which have been held with the Company. Meetings of our Risk Management Committee and Board of Directors include discussions and presentations by management regarding specific risk areas throughout the year, including, among others, those relating to cybersecurity threats and reports from management on our enterprise risk profile on an annual basis. The Board of Directors reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation and remediation of cybersecurity incidents. We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents.

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

The approximate number of our shareholders of record as of February 21, 2025, was 1,131. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None

Dividends

The declaration of future dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

No dividend was paid for the year ended December 31, 2024.

Issuer Stock Purchases

The following table summarizes the purchases of our common stock during the quarter ended December 31, 2024:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
October 1, 2024 to October 31, 2024	29	12.89	29
November 1, 2024 to November 30, 2024	1	12.99	1
December 1, 2024 to December 31, 2024	—	$—	—
Total	30		30	$8,781

(1) On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the year ended December 31, 2024, we repurchased 540,000 shares of our common stock for $8.9 million. At December 31, 2024, the remaining balance available for repurchases under the program was $8.8 million.

The actual timing, number and value of common shares repurchased under our board-approved plan will be determined at our discretion and will depend on a number of factors, including, among others, general market and business conditions, the trading price of common shares and applicable legal requirements. We have no obligation to repurchase any common shares under the authorization, and the repurchase plan may be suspended, discontinued or modified at any time and for any reason.

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2019, along with the composite prices of companies listed on the NASDAQ Stock Market and a selection of our peer group. Standard & Poor’s Investment Services provided this information. The comparisons in the graph are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies that comprise this peer group include Herbalife International, Ltd., LifeVantage Corporation, NuSkin Enterprises, Inc. and USANA Health Sciences, Inc. We consider these companies to be representative of our peer group as they have similar product lines and distribution techniques.

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

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Nature’s Sunshine Products, Inc.	$100.00	$167.41	$218.75	$98.38	$204.44	$173.34
NASDAQ Index	100.00	144.92	177.06	119.45	172.77	223.87
Peer Group	100.00	107.57	102.17	55.76	43.88	23.64

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

Our independent consultants market and sell our products to customers and sponsor other independent consultants who also market our products to customers. Because a significant amount of revenue is generated through the sales of our independent consultants, our revenue can be impacted by the number and productivity of our independent consultants. We seek to motivate and provide incentives to our independent consultants by offering high quality products, product support, training seminars and financial incentives, among other considerations.

2024 Performance

In 2024, we experienced an increase in our consolidated net sales of 2.0 percent (or 3.8 percent in local currencies) compared to 2023. Asia net sales increased approximately 3.3 percent (or 7.5 percent in local currencies) compared to 2023. Europe net sales increased approximately 4.6 percent (or 3.3 percent in local currencies) compared to 2023. North America net sales decreased approximately 0.7 percent (or 0.6 percent in local currencies) compared to 2023. Latin America and Other net sales decreased approximately 1.2 percent (or 0.9 percent in local currencies) compared to 2023. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian markets, resulted in an approximate 1.8 percent, or $7.7 million, decrease of our net sales during the year ended December 31, 2024.

Cost of sales increased $5.5 million during 2024, compared to the same period in 2023, and as a percentage of net sales were 28.5 percent and 27.9 percent for 2024 and 2023, respectively. The increase in cost of sales percentage is primarily due to inflation and unfavorable foreign exchange which more than offset our savings initiatives.

In absolute terms, selling, general and administrative expenses decreased $3.1 million during 2024, and as a percentage of net sales were 36.1 percent and 37.5 percent for 2024 and 2023, respectively. The decrease was primarily related to the streamlining of our global overhead expenses and reduced service fees due to China’s lower net sales.

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

Eastern Europe

On February 24, 2022, Russian forces launched significant military action against Ukraine. There continues to be sustained conflict and disruption in the region, which is expected to endure for the foreseeable future. Our consultants in our Eastern Europe market, a market within our Europe business segment that includes Russia, Ukraine, Belarus and other Common Independent States in the region, continue to operate their independent businesses, albeit at a reduced level than prior to the start of the conflict. We expect that this will continue to impact our business for the foreseeable future. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia and will consider further actions as appropriate.

Net sales related to Eastern Europe for the years ended December 31, 2024 and 2023, were $54.8 million and $54.3 million, respectively. Operating income related to Eastern Europe for the years ended December 31, 2024 and 2023, were $4.2 million and $3.1 million, respectively. As of December 31, 2024, Eastern Europe had assets of $7.2 million, net of working capital reserves related to inventories.

More broadly, there could be additional negative impacts to our net sales, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries.

In addition, in November 2024 we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”). We estimate that such potential violations being investigated represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this investigation may include fines or penalties imposed in response to our voluntary disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operation, we are unable to predict the outcome or to reasonably estimate the time it may take to resolve these matters.

Inflation

Like many other companies, we are facing significant inflationary pressures in the global economy. Our operations have been, and may continue to be, adversely impacted by inflation, primarily from higher costs of raw materials, labor, production, distribution and transportation costs.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations. We have discussed the development, selection and disclosure of these estimates with the Board of Directors and our Audit Committee.

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

Incentive Trip Accrual

We accrue expenses associated with our direct sales program, which rewards independent consultants with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as the trips are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities in amounts greater or less than the amounts recorded. We had accrued incentive trip costs of approximately $5.2 million and $4.8 million at December 31, 2024 and 2023, respectively, which are included in accrued liabilities in the consolidated balance sheets.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2024 and 2023, we had recorded valuation allowances of $18.9 million and $18.5 million, respectively, as offsets to deferred tax assets.

At December 31, 2024, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $5.4 million. The net operating losses will expire at various dates from 2025 through 2035, with the exception of those in some foreign jurisdictions where there is no expiration. As of December 31, 2024, we had approximately $12.4 million of foreign tax and withholding credits. Of the $12.4 million credits, $12.1 million are foreign tax credits, many of which we do not expect to use before expiration and are offset by a valuation allowance.

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

Our gross profit consists of net sales less cost of sales, which represents our manufacturing costs, the price we pay to raw material suppliers and manufacturers of our products and duties and tariffs, as well as shipping and handling costs related to product shipments and distribution to our independent consultants.

Volume incentives are a significant part of our direct sales marketing program and represent commission payments made to our independent consultants. These payments are designed to provide incentives for reaching higher sales levels through their own sales and the sales of independent consultants in their sales organization. Volume incentives vary slightly, on a percentage basis, by product due to our pricing policies and commission plans in place in various operations.

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, consultant marketing, occupancy costs, communication costs, bank fees, independent service fees paid to independent service providers in China, depreciation and amortization and other miscellaneous operating expenses.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated net income (loss) from continuing operations results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	(28.5)	(27.9)
Gross profit	71.5	72.1

Operating expenses:
Volume incentives	30.9	30.4
Selling, general and administrative	36.1	37.5

Operating income	4.5	4.2

Other income (expense):
Interest and other income, net	—	0.1
Interest expense	—	—
Foreign exchange gains (losses), net	(0.4)	0.2
	(0.4)	0.3

Income before provision for income taxes	4.1	4.5
Provision for income taxes	2.3	0.9

Net income	1.8%	3.6%

Net Sales

International operations have provided, and are expected to continue to provide, a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed, excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we present net sales excluding the impact of foreign exchange fluctuations. We compare the percentage change in net sales from one period to another period by excluding the effects of foreign currency exchange as shown below. Net sales excluding the impact of foreign exchange fluctuations is not a U.S. GAAP financial measure and removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting the impact of foreign currency fluctuations is useful to investors because it allows a more meaningful comparison of net sales of our foreign operations from period to period. However, net sales excluding the impact of foreign currency fluctuations should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates or to other financial measures calculated and presented in accordance with U.S. GAAP. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Year Ended December 31, 2024, as Compared to the Year Ended December 31, 2023

Net Sales

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales, excluding the impact of currency fluctuations for the years ended December 31, 2024 and 2023 (dollar amounts in thousands).

	Net Sales by Operating Segment
	2024	2023	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$207,794	$201,251	3.3%	$(8,548)	7.5%
Europe	84,837	81,101	4.6%	1,085	3.3%
North America	138,849	139,804	(0.7)%	(162)	(0.6)%
Latin America and Other	22,884	23,164	(1.2)%	(70)	(0.9)%
	$454,364	$445,320	2.0%	$(7,695)	3.8%

Consolidated net sales for the year ended December 31, 2024, were $454.4 million compared to $445.3 million in 2023, or an increase of approximately 2.0 percent. The increase was related to product sales increases in our Asia and Europe operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the year ended December 31, 2024 would have increased by 3.8 percent from 2023.

Asia

Net sales related to Asia for the year ended December 31, 2024, were $207.8 million compared to $201.3 million for 2023, an increase of 3.3 percent. In local currency, net sales increased by 7.5 percent compared to 2023. Fluctuations in foreign exchange rates had an $8.5 million unfavorable impact on net sales for the year ended December 31, 2024.

Notable activity in the following markets contributed to the results of Asia:

In our Taiwan market, net sales increased approximately $8.9 million, or 14.4 percent, for the year ended December 31, 2024, compared to 2023. Fluctuations in foreign exchange rates had a $2.2 million unfavorable impact on net sales for the year ended December 31, 2024. In local currency, net sales increased 17.9 percent for the year ended December 31, 2024, compared to 2023. We attribute the growth in net sales primarily to strong growth in consultant activity and total orders.

In our South Korea market, net sales increased approximately $1.5 million, or 3.0 percent, for the year ended December 31, 2024, compared to 2023. Fluctuations in foreign exchange rates had a $2.2 million unfavorable impact on net sales for the year ended December 31, 2024. In local currency, net sales increased 7.5 percent compared to 2023. We attribute the growth in net sales primarily to improved customer acquisition that was bolstered by higher average order values.

In our Japan market, net sales increased approximately $2.9 million, or 7.1 percent, for the year ended December 31, 2024, compared to 2023. Fluctuations in foreign exchange rates had a $3.5 million unfavorable impact on net sales for the year ended December 31, 2024. In local currency, net sales increased 15.6 percent for the year ended December 31, 2024, compared to 2023. The growth in net sales was primarily the result of improved consultant activity and order growth.

In our China market, net sales decreased approximately $7.0 million, or 16.3 percent, for the year ended December 31, 2024, compared to 2023. Fluctuations in foreign exchange rates had a $0.5 million unfavorable impact on net sales for the year ended December 31, 2024. In local currency, net sales decreased 15.0 percent for the year ended December 31, 2024, compared to 2023. The decrease in net sales was primarily the result of challenging macroeconomic factors and lower consultant activity.

Europe

Net sales related to Europe were $84.8 million for the year ended December 31, 2024, compared to $81.1 million for 2023, an increase of 4.6 percent. The functional currency for many of these markets is the U.S. dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $1.1 million favorable impact on net sales for the year ended December 31, 2024. We attribute the increase in net sales in local currency primarily due to the increased focus on our field activation initiatives.

North America

Net sales related to North America for the year ended December 31, 2024, were $138.8 million, compared to $139.8 million for 2023, a decrease of 0.7 percent. Fluctuations in foreign exchange rates had a $0.2 million unfavorable impact on net sales for the year ended December 31, 2024. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in North America decreased by 0.6 percent from 2023.

In the United States, net sales decreased $2.0 million, or 1.6 percent, for the year ended December 31, 2024, compared to 2023. The decrease was primarily due to lower activity rates.

Latin America and Other

Net sales related to Latin America and Other markets for the year ended December 31, 2024, were $22.9 million, compared to $23.2 million for 2023, a decrease of 1.2 percent. Fluctuations in foreign exchange rates had a $0.1 million unfavorable impact on net sales for the year ended December 31, 2024. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Latin America and Other decreased by 0.9 percent from 2023.

Further information related to our Asia, Europe, North America and Latin America and Other business segments is set forth in Note 12, “Business Segment and International Operation Information,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Cost of Sales

Cost of sales as a percent of net sales increased to 28.5 percent in 2024, compared to 27.9 percent in 2023. The increase in cost of sales percentage is primarily due to inflation and unfavorable foreign exchange which more than offset our savings initiatives.

Volume Incentives

Volume incentives as a percent of net sales increased to 30.9 percent in 2024, compared to 30.4 percent in 2023. The increase was primarily due to changes in market mix and the timing of promotional incentives. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various geographies. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China and other miscellaneous operating expenses.

Selling, general and administrative expenses decreased by $3.1 million to $164.0 million for the year ended December 31, 2024. Selling, general and administrative expenses were 36.1 percent and 37.5 percent of net sales for the years ended December 31, 2024 and 2023, respectively. The dollar decrease was primarily related to the streamlining of our global overhead expenses and reduced service fees due to China's lower net sales.

Other Income (Loss), Net

Other income (loss), net, for the years ended December 31, 2024 and 2023, was losses of $1.7 million and gains of $1.5 million, respectively. Other income (loss), for the year ended December 31, 2024 primarily consisted of foreign exchange losses in Latin America and Europe, partially offset by foreign exchange gains in Asia, that resulted from net changes in foreign currencies.

Income Taxes

Our effective tax rate was 57.2 percent for 2024 compared to 18.7 percent for 2023. The increase in the effective rate from 2023 to 2024 was primarily attributable to taxes paid in foreign jurisdictions. We expect to be limited in our ability to offset these foreign taxes with U.S. foreign tax credits. The effective rate for 2024 differed from the federal statutory rate of 21.0 percent primarily due to the following:

•Adjustments to valuation allowances increased the effective rate by 6.0 percent in 2024. Included is the effect of recording a valuation allowance on foreign tax credits which are not expected to be utilized before expiration along with the impact of current year foreign losses of foreign affiliates that currently do not provide tax benefit. These impacts are partially offset by a release of valuation allowance on foreign tax credits which expired at the end of the year.
•Withholding taxes on royalties related to foreign operations increased the tax rate by 29.3 percent in 2024. These are partially offset by foreign tax credits.
•Cumulative unfavorable adjustments related to foreign operations increased the tax rate by 5.2 percent in 2024. These adjustments relate to foreign items that are treated differently for tax purposes than they are for financial reporting purposes.
•Adjustments relating to the U.S. tax impact of foreign operations decreased the effective tax rate by 9.2 percentage points in 2024. Included in this amount is the impact of foreign tax credits which expired at the end of the year. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2024
Foreign tax credits	1.0%
Foreign tax rate differentials	0.1
Foreign withholding taxes	3.9
Transfer pricing adjustment	0.8
Impact of Subpart F	—
Impact of GILTI	(0.8)
Impact of FDII	(14.2)
Total	(9.2)%

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

Year Ended December 31, 2023, as Compared to the Year Ended December 31, 2022

For a discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses and costs, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of December 31, 2024, working capital was $94.9 million, compared to $89.1 million as of December 31, 2023. At December 31, 2024, we had $84.7 million in cash and cash equivalents, of which $71.5 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating activities	$25,298	$41,226
Investing activities	(10,971)	(10,478)
Financing activities	(9,905)	(7,956)

Operating Activities

For the year ended December 31, 2024, operating activities provided cash in the amount of $25.3 million compared to $41.2 million in 2023. Operating cash flows decreased primarily due to the timing of payments for accrued liabilities, income taxes payable, accrued volume incentives and service fees, lease liabilities and timing of receipts of accounts receivable, partially offset by a reduction in inventories.

Investing Activities

Cash used in investing activities includes cash paid for capital expenditures related to the purchase of equipment, computer systems and software. For the years ended December 31, 2024 and 2023, these amounts were $11.0 million and $10.5 million, respectively.

Financing Activities

For the year ended December 31, 2024, financing activities used $9.9 million in cash, compared to $8.0 million in cash used for the same period in 2023.

For the year ended December 31, 2024, we used cash to repurchase 540,000 shares of our common stock under the share repurchase program for $8.9 million. At December 31, 2024, the remaining balance available for repurchases under the program was $8.8 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At December 31, 2024, there were no outstanding balances under the Credit Agreement or the Capital Credit Agreement. Our debt obligations are discussed in greater detail in Note 7, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Part II, Item 8 of this report.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2024 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$15,586	$4,519	$7,580	$3,487	$—
Self-insurance reserves (1)	948	948		—	—
Other long-term liabilities reflected on the balance sheet (2)	915	—	—	—	915
Unrecognized tax benefits(3)	628	—	—	—	628
Revolving credit facility (4)	—	—	—	—	—
Total	$18,077	$5,467	$7,580	$3,487	$1,543
_______________________________________
(1)    At December 31, 2024, there were $1.2 million of liabilities. We retain a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and long-term other liabilities on the consolidated balance sheet.

We maintain product liability coverage to cover possible claims and still maintain accruals for periods prior to obtaining coverage. Prior to this, we accrued $0.3 million that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on our history of such claims. However, there can be no assurance that these estimates will prove to be sufficient, nor can there be any assurance that the ultimate outcome of any litigation for product liability will not have a material negative impact on our business prospects, financial position, results of operations or cash flows. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with the product liability obligations, we are unable to estimate the years in which cash settlement may occur.

(2)    At December 31, 2024, there were $0.9 million of liabilities. We provide a non-qualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes). The deferrals become an obligation owed to the participant by us under the plan. Upon separation of the participant from the service with us, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years. As we cannot easily determine when our officers and key employees will separate from us, we are unable to estimate the years in which cash settlement may occur.

(3)    At December 31, 2024, there were $0.6 million of liabilities. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, we are unable to estimate the years in which cash settlement may occur with the respective tax authorities.

(4)    We entered into the revolving Credit Agreement with Bank of America, N.A., that permits us to borrow up to $25.0 million through July 1, 2027, bearing interest at the greater of SOFR Daily Floating Rate or the Index Floor, plus 1.50 percent. We must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2024, we had $25.0 million available under this facility. At December 31, 2024, there was no outstanding balance under the Credit Agreement.

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate or royalties on certain products. In 2024 and 2023, the aggregate amounts of these payments were $8,000 and $8,000, respectively.

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

Foreign Currency Risk

During the year ended December 31, 2024, approximately 71.8 percent of our net sales and approximately 62.5 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in Management’s Discussion and Analysis included in Part II, Item 7 of this report.

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

Exchange rate sensitivity for the year ended December 31, 2024 (dollar amounts in thousands):

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	%)
Net sales	$454,364	$(23,758)	(5.2)%	$(34,087)	(7.5)%	$(52,267)	(11.5)%

Cost and expenses:
Cost of sales	129,676	(6,546)	(5.0)%	(9,392)	(7.2)%	(14,400)	(11.1)%
Volume incentives	140,589	(8,389)	(6.0)%	(12,037)	(8.6)%	(18,456)	(13.1)%
Selling, general and administrative	164,004	(4,249)	(2.6)%	(6,097)	(3.7)%	(9,349)	(5.7)%

Operating income	$20,095	$(4,574)	(22.8)%	$(6,561)	(32.6)%	$(10,062)	(50.1)%

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

Exchange Rate Sensitivity of financial assets and liabilities as of December 31, 2024 (dollar amounts in thousands):

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)
Financial Assets Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$84,700	$(6,185)	(7.3)%	$(8,874)	(10.5)%	$(13,606)	(16.1)%
Accounts receivable, net	9,477	(508)	(5.4)%	(729)	(7.7)%	(1,118)	(11.8)%

Financial Liabilities Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	8,912	(364)	(4.1)%	(523)	(5.9)%	(801)	(9.0)%

Net Financial Assets Subject to Exchange Rate Risk	$85,265	$(6,329)	(7.4)%	$(9,080)	(10.6)%	$(13,923)	(16.3)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2024, and represent a significant concentration upon translation into U.S. dollars. None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk represent a significant concentration upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Cash Amounts Denominated in Local Currency as of December 31, 2024 (dollar amounts in thousands):

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar
Cash and Cash Equivalents
China (Yuan Renminbi)	$29,314	7.3
Taiwan (Dollar)	11,421	32.8
South Korea (Won)	6,678	1,472.4
Japan (Yen)	5,842	157.5
Poland (Zloty)	3,893	4.1
Canada (Dollar)	2,664	1.4
Other	8,219	Varies
Total foreign denominated cash and cash equivalents	68,031
U.S. dollars held by foreign subsidiaries	3,429
Total cash and cash equivalents held by foreign subsidiaries	$71,460

Finally, the following table sets forth the annual weighted-average of fluctuating currency exchange rates of each of the local currencies per one U.S. dollar for each of the local currencies in which annualized net sales would exceed $10.0 million during any of the two periods presented. We used the annual average exchange rate for translating items from the statements of income from local currencies into our reporting currency.

Year ended December 31,	2024	2023
Canada (Dollar)	1.4	1.3
China (Yuan Renminbi)	7.2	7.1
European Markets (Euro)	0.9	0.9
Japan (Yen)	151.3	140.1
South Korea (Won)	1,362.6	1,305.6
Poland (Zloty)	4.0	4.2
Taiwan (Dollar)	32.1	31.1

The local currency of the foreign subsidiaries is used as the functional currency, except for where our operations are served by a U.S. based subsidiary (for example, Russia and Ukraine). The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of income.

The functional currency in highly inflationary economies is the U.S. dollar, and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of income. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the years ended December 31, 2024 and 2023, we did not operate in any countries considered to be highly inflationary.

Interest Rate Risk

On December 31, 2024, we did not have any available for sale investments.

On December 31, 2024, we had no outstanding balance on our revolving credit line.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nature’s Sunshine Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2025, expressed an adverse opinion on the Company’s internal control over financial reporting, because of a material weakness.

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
March 11, 2025

We have served as the Company’s auditor since 2007.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

As of December 31,	2024	2023
Assets
Current assets:
Cash and cash equivalents	$84,700	$82,373
Accounts receivable, net of allowance for doubtful accounts of $97 and $142, respectively	9,477	8,827
Inventories	59,443	66,895
Prepaid expenses and other	6,959	7,722
Total current assets	160,579	165,817
Property, plant and equipment, net	39,585	45,000
Operating lease right-of-use assets	12,799	13,361
Restricted investment securities - trading	915	747
Deferred income tax assets	17,644	15,064
Other assets	9,333	9,784
Total Assets	$240,855	$249,773

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,912	$7,910
Accrued volume incentives and service fees	20,563	22,922
Accrued liabilities	25,399	33,162
Deferred revenue	2,774	1,794
Income taxes payable	4,117	6,418
Current portion of operating lease liabilities	3,927	4,547
Total current liabilities	65,692	76,753
Liability related to unrecognized tax benefits	628	312
Long-term portion of operating lease liabilities	10,277	10,376
Deferred compensation payable	915	747
Long-term deferred income tax liabilities	1,007	1,401
Other liabilities	1,345	644
Total liabilities	79,864	90,233

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 18,483 and 18,875 shares issued and outstanding as of December 31, 2024, and 2023, respectively	114,577	119,694
Retained earnings	57,407	49,711
Noncontrolling interests	5,678	5,482
Accumulated other comprehensive loss	(16,671)	(15,347)
Total shareholders’ equity	160,991	159,540
	$240,855	$249,773
 See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)

Year Ended December 31,	2024	2023
Net sales	$454,364	$445,320
Cost of sales	(129,676)	(124,193)
Gross profit	324,688	321,127

Operating expenses:
Volume incentives	140,589	135,320
Selling, general and administrative	164,004	167,058
Operating income	20,095	18,749
Other income (loss):
Interest and other income, net	177	552
Interest expense	(146)	(69)
Foreign exchange gains (losses), net	(1,700)	970
	(1,669)	1,453
Income from operations before provision for income taxes	18,426	20,202
Provision for income taxes	10,534	3,786
Net income	7,892	16,416
Net income attributable to noncontrolling interests	196	1,340
Net income attributable to common shareholders	$7,696	$15,076

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.41	$0.79

Diluted earnings per share attributable to common shareholders	$0.40	$0.77

Weighted-average basic common shares outstanding	18,616	19,066
Weighted-average diluted common shares outstanding	19,089	19,466

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

Year Ended December 31,	2024	2023
Net income	$7,892	$16,416
Foreign currency translation loss (net of tax)	(1,324)	(2,034)
Total comprehensive income	6,568	14,382
Net income attributable to noncontrolling interests	196	1,340
Total comprehensive income attributable to common shareholders	$6,372	$13,042

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Common Stock		Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total
	Shares	Value
Balance at January 1, 2023	19,093	$121,583	$34,635	$4,142	$(13,313)	$147,047
Share-based compensation expense	—	4,893	—	—	—	4,893
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	206	(385)	—	—	—	(385)
Repurchase of common stock	(424)	(6,397)	—	—	—	(6,397)
Net income	—	—	15,076	1,340	—	16,416
Other comprehensive loss	—	—	—	—	(2,034)	(2,034)
Balance at December 31, 2023	18,875	119,694	49,711	5,482	(15,347)	159,540
Share-based compensation expense	—	4,788	—	—	—	4,788
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	148	(1,046)	—	—	—	(1,046)
Repurchase of common stock	(540)	(8,859)	—	—	—	(8,859)
Net income	—	—	7,696	196	—	7,892
Other comprehensive loss	—	—	—	—	(1,324)	(1,324)
Balance at December 31, 2024	18,483	$114,577	$57,407	$5,678	$(16,671)	$160,991

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

Year Ended December 31,	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,892	$16,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	45
Depreciation and amortization	14,219	11,816
Noncash lease expense	5,420	4,417
Share-based compensation expense	4,788	4,893
Loss on disposal or sale of property and equipment	1,570	—
Deferred income taxes	(1,662)	(8,525)
Purchase of trading investment securities	(141)	—
Proceeds from sale of trading investment securities	97	97
Realized and unrealized gains on investments	(124)	(140)
Foreign exchange (gains) losses	1,700	(970)
Changes in operating assets and liabilities:
Accounts receivable	(1,121)	4,921
Inventories	5,562	995
Prepaid expenses and other	528	(683)
Other assets	(560)	679
Accounts payable	1,085	1,422
Accrued volume incentives and service fees	(1,565)	1,242
Accrued liabilities	(5,512)	6,991
Deferred revenue	1,041	(456)
Lease liabilities	(5,568)	(4,707)
Income taxes payable	(2,938)	2,627
Liability related to unrecognized tax positions	419	103
Deferred compensation payable	168	43
Net cash provided by operating activities	25,298	41,226
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,971)	(10,478)
Net cash used in investing activities	(10,971)	(10,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	40,991	16,294
Principal payments of revolving credit facility	(40,991)	(16,294)
Principal payments of long-term debt	—	(1,174)
Payments related to tax withholding for net-share settled equity awards	(1,046)	(385)
Repurchase of common stock	(8,859)	(6,397)
Net cash used in financing activities	(9,905)	(7,956)
Effect of exchange rates on cash and cash equivalents	(2,095)	(451)
Net increase in cash and cash equivalents	2,327	22,341
Cash and cash equivalents at beginning of the year	82,373	60,032
Cash and cash equivalents at end of the year	$84,700	$82,373

Year Ended December 31,	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$14,788	$9,264
Cash paid for interest	119	539
Supplemental disclosure of noncash investing, and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	201	590

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are a natural health and wellness company primarily engaged in the manufacture and sale of nutritional and personal care products. We are a Utah corporation with our principal place of business in Lehi, Utah and sell our products directly to customers and to a sales force of independent consultants who use the products themselves or resell them to consumers.

We market our products in Austria, Belarus, Canada, China, Colombia, the Czech Republic, Denmark, the Dominican Republic, Ecuador, El Salvador, Finland, Germany, Guatemala, Honduras, Hong Kong, Iceland, Indonesia, Ireland, Italy, Japan, Kazakhstan, Latvia, Lithuania, Malaysia, Mexico, Moldova, Mongolia, the Netherlands, Norway, Panama, Poland, Russia, Singapore, Slovakia, Slovenia, South Korea, Spain, Sweden, Taiwan, Thailand, Ukraine and the United States. We also market our products through a wholesale model to Australia, New Zealand, Norway and the United Kingdom.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and our subsidiaries. At December 31, 2024 and 2023, substantially all of our subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation. We consolidate the joint ventures in Hong Kong and China in our consolidated financial statements, with another party’s interest presented as a noncontrolling interest. Additionally, we operate in a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities, in these financial statements and accompanying notes. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations.

The significant accounting estimates inherent in the preparation of our financial statements include estimates associated with our determination of liabilities related to independent consultant incentives, the determination of income tax assets and liabilities, certain other non-income tax and value-added tax contingencies and legal contingencies. In addition, significant estimates form the basis for allowances with respect to inventory valuations. Various assumptions and other factors enter into the determination of these significant estimates. The process of determining significant estimates takes into account historical experience and current and expected economic conditions.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Substantially all of our cash deposits either exceed the United States federally insured limit or are located in countries that do not have government insured accounts or are subject to tax withholdings when repatriating earnings.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to our independent consultants and receivables from independent consultants in foreign markets. Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. However, due to the geographic dispersion of credit card and independent consultant receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2024 and 2023. We maintain an allowance for potential credit losses that is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of account holder. This reserve is adjusted periodically as information about specific accounts becomes available.

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

Fair Value of Financial Instruments

Our financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, investments and accounts payable approximate fair value due to their short-term nature. During the years ended December 31, 2024, and 2023, we did not have any write-offs related to the remeasurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Other Assets

Other assets include lease deposits, deposits with third-party service providers, intangible assets and deposits to operate in certain markets.

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

Incentive Trip Accrual

We accrue for expenses associated with our direct sales program, which rewards independent consultants with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. We have accrued convention and meeting costs of $5.2 million and $4.8 million at December 31, 2024, and 2023, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Foreign Currency Translation

The local currency of the foreign subsidiaries is used as the functional currency, except for our operations served by a U.S. based subsidiary (for example, Russia and Ukraine). The financial statements of foreign subsidiaries where the local currency is the functional currency are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and average exchange rates during each year for the results of operations. Adjustments resulting from translation of financial statements are reflected in accumulated other comprehensive loss, net of income taxes. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of income.

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of income. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the years ended December 31, 2024 and 2023, we did not operate in any countries considered to be highly inflationary.

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

Advertising Costs

Advertising costs are expensed as incurred and classified in selling, general and administrative expenses. Advertising expense incurred for the years ended December 31, 2024 and 2023, totaled approximately $13.9 million and $11.5 million, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $1.7 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years (dollar and share amounts in thousands, except for per share information):

	2024	2023
Net income attributable to common shareholders:
Net income	$7,696	$15,076

Basic weighted-average shares outstanding	18,616	19,066

Basic earnings per share attributable to common shareholders:
Net income	$0.41	$0.79

Diluted Shares Outstanding:
Basic weighted-average shares outstanding	18,616	19,066
Share-based awards	473	400
Diluted weighted-average shares outstanding	19,089	19,466

Diluted earnings per share attributable to common shareholders:
Net income	$0.40	$0.77

Potentially dilutive shares excluded from diluted-per-share amounts:
Share-based awards	692	730

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	—	25

For the years ended December 31, 2024 and 2023, potentially dilutive shares excluded from diluted-per-share amounts include performance-based restricted stock units (“RSU”), for which certain metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the years presented.

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

We recognize all share-based payments to Directors and employees, including grants of stock options and RSUs, in the statements of income based on their grant-date fair values. We record compensation expense over the vesting period of the stock options and RSUs based on the fair value of the stock options and RSUs on the date of grant.

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity except those resulting from investments by, and distributions to, shareholders. Accordingly, our comprehensive income includes net income and foreign currency adjustments that arise from the translation of the financial statements of our foreign subsidiaries.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“ FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU provides additional guidance on the improved reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments improve interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The amendments in this update were effective as of December 15, 2023. The adoption of this ASU did not have a significant impact on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU provides additional guidance on the disclosure of income taxes on an annual basis and requires all public business entities to disclose specific categories in the rate reconciliation, provide additional information on reconciling items, additional information about income taxes paid and additional information about income tax expense from continuing operation. The amendments in this update are effective as of December 15, 2024. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements.

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

A reserve for product returns is recorded based upon historical experience. We allow independent consultants to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of our markets, the requirements to return product are more restrictive. Sales returns for the years ended December 31, 2024 and 2023, were $2.0 million and $2.1 million, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales. Shipping and handling revenues of approximately $2.1 million and $1.4 million were reported as net sales for the years ended December 31, 2024 and 2023, respectively.

Volume incentives, and other sales incentives or rebates, are a significant part of our direct sales marketing program and represent commission payments made to independent consultants. These payments are designed to provide incentives for reaching higher sales levels. The amount of volume incentive recognized is determined based upon the amount of qualifying purchases in a given month and recorded as volume incentive expense. Payments to independent consultants for sales incentives or rebates related to their own purchases are recorded as a reduction of revenue. Payments for sales incentives and rebates are calculated monthly based on qualifying sales.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between us and our customers, including sales, use, value-added and some excise taxes, are presented on a net basis (excluded from net sales).

Disaggregation of Revenue

Our products are grouped into six principal categories: general health, immune, cardiovascular, digestive, personal care and weight management. We have four business segments that are based primarily upon the geographic region where each segment operates. Each of the geographic segments operate under the Nature’s Sunshine Products and Synergy WorldWide brands. See Note 12, “Business Segment and International Operation Information," for further information on our reportable segments and our presentation of disaggregated revenue by reportable segment and product category.

Practical Expedients and Exemptions

We have made the accounting policy election to treat shipping and handling as a fulfillment activity rather than a promised service under Topic 606.

NOTE 3: INVENTORIES

The composition of inventories is as follows (dollar amounts in thousands):

As of December 31,	2024	2023
Raw materials	$21,312	$18,301
Work in process	1,011	1,218
Finished goods	37,120	47,376
Total inventory	$59,443	$66,895

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows (dollar amounts in thousands):

As of December 31,	2024	2023
Land and improvements	$334	$351
Buildings and improvements	34,158	32,853
Machinery and equipment	32,145	31,539
Furniture and fixtures	4,925	6,126
Computer software and hardware	65,851	68,887
	137,413	139,756
Accumulated depreciation and amortization	(97,828)	(94,756)
Total property, plant and equipment	$39,585	$45,000

Depreciation expense was $14.2 million and $11.8 million for the years ended December 31, 2024 and 2023, respectively.

Capitalized interest was immaterial for the years ended December 31, 2024 and 2023.

NOTE 5: INVESTMENT SECURITIES

Our trading securities portfolio totaled $0.9 million and $0.7 million at December 31, 2024 and 2023, respectively, and generated gains of $0.1 million and gains of $0.1 million, for the years ended December 31, 2024 and 2023, respectively.

NOTE 6: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows (dollar amounts in thousands):

As of December 31,	2024	2023
Salaries and employee benefits	$11,163	$17,053
Sales, use and property tax (See Note 11)	2,325	3,345
Convention and meeting costs	5,236	4,763
Other	6,675	8,001
Total	$25,399	$33,162

NOTE 7: REVOLVING CREDIT FACILITY AND OTHER OBLIGATIONS

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022 the credit agreement was amended to extend the term to mature on July 1, 2027. On September 11, 2024, the Credit Agreement was amended to modify the calculation of interest. Interest under the amended Credit Agreement is the greater of SOFR Daily Floating Rate or the Index Floor, plus 1.50 percent (5.96 percent as of December 31, 2024), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2024, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of December 31, 2024, we were in compliance with the debt covenants set forth in the Credit Agreement.

NOTE 8: INCOME TAXES

Income (loss) from continuing operations before provision for income taxes are taxed under the following jurisdictions (dollar amounts in thousands):

Year Ended December 31,	2024	2023
Domestic	$(29,434)	$(15,962)
Foreign	47,860	36,164
Total	$18,426	$20,202

Components of the provision for income taxes for each of the two years in the period ended December 31, 2024 are as follows (dollar amounts in thousands):

Year Ended December 31,	2024	2023
Current:
Federal	$1,061	$1,875
State	824	361
Foreign	10,311	9,605
Subtotal	12,196	11,841
Deferred:
Federal	(1,705)	(8,277)
State	(1,109)	(490)
Foreign	1,152	712
Subtotal	(1,662)	(8,055)
Total provision for income taxes	$10,534	$3,786

The provision for income taxes, as a percentage of income from continuing operations before provision for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of U.S. federal income tax benefit	(1.2)	(0.4)
U.S. tax impact of foreign operations	(9.2)	(25.3)
Valuation allowance change	6.0	5.4
Unrecognized tax benefits	1.8	1.8
Permanent foreign items	5.2	4.8
Withholding tax on royalties	29.3	5.1
Executive compensation	3.3	1.2
Stock compensation	(0.2)	(0.1)
Tax return to provision differences	(1.0)	(7.9)
Income eliminated in consolidation	1.9	13.8
Other	0.3	(0.7)
Effective income tax rate	57.2%	18.7%

Adjustments relating to the U.S. impact of foreign operations decreased the effective tax rate by 9.2 percentage points and 25.3 percentage points in 2024 and 2023, respectively. The components of this calculation were:

Components of U.S. tax impact of foreign operations	2024	2023
Foreign tax credits	1.0%	(26.7)%
Foreign tax rate differentials	0.1	0.4
Foreign withholding taxes	3.9	4.5
Transfer pricing adjustment	0.8	1.4
Impact of Subpart F	—	0.7
Impact of GILTI	(0.8)	(2.4)
Impact of FDII	(14.2)	(3.2)
Total	(9.2)%	(25.3)%

The significant components of the deferred tax assets (liabilities) are as follows (dollar amounts in thousands):

As of December 31,	2024	2023
Inventory	$2,159	$1,881
Accrued liabilities	2,256	2,263
Operating lease liabilities	2,136	2,363
Deferred compensation	215	166
Share-based compensation	1,260	1,059
Intangible assets	112	101
Bad debts	12	23
Net operating losses	5,407	4,358
Foreign tax and withholding credits	12,393	16,707
Accrued compensation	1,096	2,178
Fixed assets	8,824	2,606
Other deferred tax assets	2,770	2,135
Valuation allowance	(18,864)	(18,534)
Total deferred tax assets	19,776	17,306

Right of use assets	(1,867)	(2,082)
Tax on unremitted earnings	(1,233)	(1,508)
Other deferred tax liabilities	(39)	(53)
Total deferred tax liabilities	(3,139)	(3,643)
Total deferred taxes, net	$16,637	$13,663

The components of deferred tax assets (liabilities), net are as follows (dollar amounts in thousands):

As of December 31,	2024	2023
Net deferred tax assets	$17,644	$15,064
Net deferred tax liabilities	(1,007)	(1,401)
Total deferred taxes, net	$16,637	$13,663

We have elected the period cost method (costs are treated as a current period expense when incurred) under U.S. GAAP as it relates to GILTI income inclusions in U.S. taxable income. Each reporting period we analyze our indefinite reinvestment assertions with respect to undistributed foreign earnings. As of December 31, 2024, we continue to assert that we do not intend to reinvest undistributed foreign earnings indefinitely in our foreign subsidiaries.

We have provided a valuation allowance of $18.9 million and $18.5 million as of December 31, 2024 and 2023, respectively, for certain deferred tax assets, including foreign net operating losses, for which we cannot conclude it is more likely than not that they will be realized. We reviewed our tax positions and removed the deferred tax asset and associated valuation allowance for tax credits which expired at the end of the period. We increased the valuation allowance for other deferred tax assets which we do not expect to use before expiration. For financial reporting purposes, the increase in valuation allowances increases income tax expense in the year recorded. At December 31, 2024, we had approximately $12.4 million of foreign tax and withholding credits. Of the $12.4 million credits, $12.1 million are foreign tax credits, many of which we do not expect to use before expiration and are offset by a valuation allowance.

At December 31, 2024, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $5.4 million, tax effected. The net operating losses will expire at various dates from 2025 through 2035, with the exception of those in some foreign jurisdictions where there is no expiration. The foreign net operating losses have a valuation allowance recorded against the portion expected to expire before utilization.

We are subject to regular audits by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We believe we have appropriately provided for income taxes for all years. Several factors drive the calculation of our tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations; (ii) changes in tax law and regulations; (iii) the issuance of tax rulings and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to our reserves, which would impact our reported financial results.

Our U.S. federal income tax returns for 2021 through 2023 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2019 through 2023.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2024 and 2023 was $0.9 million and $0.6 million, respectively, all of which would favorably impact the rate if recognized. Included in these amounts is approximately $0.1 million and $0.1 million, respectively, of combined interest and penalties. We increased interest and penalties approximately $8,000 and $13,000 for the years ended December 31, 2024 and 2023, respectively. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

During the years ended December 31, 2024 and 2023, we added approximately $0.3 million and $0.4 million, respectively, to our liability for unrecognized tax benefits.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years (dollar amounts in thousands):

Year Ended December 31,	2024	2023
Unrecognized tax benefits, opening balance	$471	$110
Settlement of liability reclassified as income tax payable	—	—
Payments on liability	—	—
Tax positions taken in a prior period
Gross increases	318	360
Gross decreases	—	—
Tax positions taken in the current period
Gross increases	—	—
Gross decreases	—	—
Lapse of applicable statute of limitations	—	—
Currency translation adjustments	(10)	1
Unrecognized tax benefits, ending balance	$779	$471

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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the year ended December 31, 2024, we repurchased 540,000 shares of our common stock for $8.9 million. At December 31, 2024, the remaining balance available for repurchases under the program was $8.8 million.

Share-Based Compensation

During the year ended December 31, 2012, our shareholders adopted and approved the 2012 Incentive Plan. The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500,000 shares of common stock were originally authorized for the granting of awards under the 2012 Stock Incentive Plan. In 2015, our shareholders approved an amendment to the 2012 Incentive Plan, to increase the number of shares of Common Stock reserved for issuance by 1,500,000 shares. On May 5, 2021, our shareholders approved the Amended and Restated 2012 Stock Incentive Plan which, among other amendments, increased the number of shares of common stock reserved for issuance by 2,000,000 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

Stock Options

Our outstanding stock options include time-based stock options, which vest from the date of issuance.

Stock option activity for 2024 and 2023 consisted of the following (share amounts in thousands, except for per share information):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value
Options outstanding at January 1, 2023	143	$12.72	$5.28
Granted	—	—	—
Forfeited or canceled	(41)	14.59	7.02
Exercised	(27)	13.88	6.53
Options outstanding at December 31, 2023	75	11.25	3.85
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	—	—	—
Options outstanding at December 31, 2024	75	$11.25	$3.85

There was no share-based compensation expense from stock options for the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, there were no unrecognized share-based compensation costs related to grants described above.

For the year ended December 31, 2024, no shares of common stock were issued upon exercise of stock options. For the year ended December 31, 2023, we issued 27,000 shares of common stock upon the exercise of stock options at an average exercise price of $13.88 per share. The aggregate intrinsic values of options exercised during the year ended December 31, 2023 was $0.1 million. For the year ended December 31, 2023, we recognized $0.1 million of tax benefits from the exercise of stock options.

As of December 31, 2024 and 2023, the aggregate intrinsic value of outstanding and exercisable options to purchase 75,000 shares of common stock was $0.3 million and $0.5 million, respectively.

As of December 31, 2024 and 2023, we had no unvested options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods ranging from 12 months up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to EBITDA growth, and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At December 31, 2024 and 2023, there were 110,000 and 100,000 vested RSUs, respectively, granted to members of the Board of Directors that had a restriction period.

Restricted stock unit activity for the years ended December 31, 2024 and 2023 is as follows: (share amounts in thousands, except per share information):

	Number of Shares	Weighted-Average Grant Date Fair Value
Units outstanding at January 1, 2023	1,091	$10.76
Granted	548	10.91
Issued	(234)	5.00
Forfeited	(63)	10.12
Units outstanding at December 31, 2023	1,342	11.21
Granted	393	17.07
Issued	(223)	11.92
Forfeited	(264)	14.22
Units outstanding at December 31, 2024	1,248	$12.29

During the year ended December 31, 2024, we granted 393,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees, which are composed of both time-based RSUs and adjusted EBITDA performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value $16.94 per share and vest in 12 monthly installments over a one-year period from the grant date or in annual installments over a three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $17.25 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date.

During the year ended December 31, 2023, we granted 548,000 RSUs of common stock under the 2012 Incentive Plan to our board, executive officers and other employees, which are composed of both time-based RSUs and adjusted EBITDA performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value of $10.91 per share and vest in 12 monthly installments over a one-year period from the grant date or in annual installments over a three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $10.74 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date.

Time-based RSUs are valued at the market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period. For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is 11.1 percent for a common share.

Share-based compensation expense related to time-based RSUs for the period ended December 31, 2024 and 2023 was approximately $3.5 million and $3.7 million, respectively. As of December 31, 2024, and 2023, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.4 million and $2.9 million, respectively. As of December 31, 2024, the remaining compensation expense is expected to be recognized over the weighted-average period of approximately 0.7 years.

Share-based compensation expense related to performance-based RSUs for the years ended December 31, 2024 and 2023, was approximately $1.3 million and $1.2 million, respectively. Should we attain all of the metrics related to the performance-based RSU grant, we would recognize up to $7.1 million of potential share-based compensation expense. We currently expect to recognize an additional $2.3 million of that potential share-based compensation expense.

The number of shares issued upon vesting or exercise for restricted stock units granted, pursuant to our share-based compensation plans, is net of shares withheld to cover the minimum statutory withholding requirements that we pay on behalf of our employees, which was 74,000 and 56,000 shares for the years ended December 31, 2024 and 2023, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

NOTE 10:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

We sponsor a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. During 2024, we made matching contributions of 58.0 percent of employee contributions up to a maximum of 6.0 percent of the employee’s compensation. Our contributions to the plan vest after a period of three years. During 2024 and 2023, we contributed to the plan $1.0 million and $1.0 million, respectively.

We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain our assets until they are actually paid out to the participants. We have established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, we adjust our obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). We had deferred compensation plan assets of approximately $0.9 million and $0.7 million as of December 31, 2024, and 2023, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

Contractual Obligations

We have entered into long-term agreements with third-parties in the ordinary course of business, in which we have agreed to pay a percentage of net sales in certain regions in which we operate or royalties on certain products. In 2024 and 2023, the aggregate amounts of these payments were $8,000 and $8,000, respectively.

Legal Proceedings

We are party to various legal proceedings. Management cannot predict the ultimate outcome of these proceedings, individually or in the aggregate, or their resulting effect on our business, financial position, results of operations or cash flows as litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our business, financial position, results of operations or cash flows for the period in which the ruling occurs and/or future periods. We maintain product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to us, that such coverage will be sufficient to cover one or more large claims or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of December 31, 2024 and 2023, accrued liabilities include $0.2 million and $0.2 million related to non-income tax contingencies, respectively. While we believe that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.9 million.

Other Litigation and Regulatory Matters

We are party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments, other civil litigation and other regulatory matters. We have accrued $0.7 million related to the estimated outcome of these proceedings as of December 31, 2024. In addition, we are party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $2.8 million. During the years ended December 31, 2024 and 2023, we made payments of $0.1 million and $0.1 million, respectively, related to the settlement of litigation.

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

We review our self-insurance accruals on a quarterly basis and determine, based upon a review of our recent claims history and other factors, which portions of our self-insurance accruals should be considered short-term and long-term. We have accrued $1.2 million and $0.8 million for product liability and employee medical claims at December 31, 2024 and 2023, respectively, of which $0.9 million and $0.5 million were classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

Government Regulations

We are subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to our direct selling system. We are also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determinations that either we or our independent consultants are not in compliance with existing statutes, laws, rules or regulations could potentially have a material adverse effect on our operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations, or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on us and our operations. Although we believe that we are in compliance in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which we operate, no assurance can be given that our compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 12:  BUSINESS SEGMENT AND INTERNATIONAL OPERATION INFORMATION

We have four reportable business segments (Asia, Europe, North America and Latin America and Other) based primarily upon the geographic region where each segment operates, as well as the internal organization of our officers and their responsibilities. Each of the geographic segments operate under the Nature’s Sunshine Products and Synergy WorldWide brands and sell similar products grouped into six principal categories: general health, immune, cardiovascular, digestive, personal care and weight management. The Latin America and Other segment includes our wholesale business in which we sell products to various locally-managed entities, independent of the Company, that we have granted distribution rights for the relevant market.

The Company's chief operating decision maker ("CODM") is our president and chief executive officer. The CODM assesses the performance of each segment using operating income. The CODM reviews the performance of each segment using monthly internal reports which provide variance analysis of actual results by segment compared to budget, forecast and prior year. The CODM uses this information when making decisions about the allocation of operating resources to each segment. The CODM does not evaluate reportable segments using asset or liability information.

Reportable business segment information for the years ended December 31, 2024 and 2023 is as follows (dollar amounts in thousands):

2024	Asia	Europe	North America	Latin America and Other	Total
Net sales	$207,794	$84,837	$138,849	$22,884	$454,364
Cost of sales	48,557	27,836	45,364	7,918
Volume incentives	69,685	33,758	29,773	7,374
Selling, general and administrative (1)	55,443	18,577	32,793	6,299
Segment operating income	$34,109	$4,666	$30,919	$1,293	$70,987
Unallocated corporate selling, general and administrative expense					(50,892)
Operating income					20,095
Interest and other income, net					177
Interest expense					(146)
Foreign exchange losses, net					(1,700)
Income from operations before provision for income taxes					$18,426

2023	Asia	Europe	North America	Latin America and Other	Total
Net sales	$201,251	$81,101	$139,804	$23,164	$445,320
Cost of sales	45,373	25,397	45,347	8,076
Volume incentives	65,143	33,486	29,392	7,299
Selling, general and administrative (1)	60,185	18,434	30,655	6,288
Segment operating income	$30,550	$3,784	$34,410	$1,501	$70,245
Unallocated corporate selling, general and administrative expense					(51,496)
Operating income					18,749
Interest and other income, net					552
Interest expense					(69)
Foreign exchange gains, net					970
Income from operations before provision for income taxes					$20,202
___________________________
(1) Service fees in China totaled $14.5 million and $16.6 million for the years ended December 31, 2024 and 2023, respectively. These service fees are included in our selling, general and administrative expenses for our Asia segment.

The table below reflects sales based upon the sales location where they occurred. From an individual country/region perspective, only the United States, South Korea and Taiwan comprise 10 percent or more of consolidated net sales for the years ended December 31, 2024 and 2023 as follows (dollar amounts in thousands):

Year Ended December 31,	2024	2023
Net sales:
United States	$127,924	$129,305
Taiwan	70,579	61,691
South Korea	51,362	49,845
Other	204,499	204,479
Total net sales	$454,364	$445,320

Net sales generated by each product line for the years ended December 31, 2024 and 2023 are as follows (dollar amounts in thousands):

2024	Asia	Europe	North America	Latin America and Other	Total
General health	$81,313	$36,631	$59,520	$6,418	$183,882
Immunity	12,052	8,454	15,802	2,416	38,724
Cardiovascular	56,266	9,265	14,443	1,726	81,700
Digestive	38,958	22,748	39,325	10,713	111,744
Personal care	5,032	5,397	6,241	1,133	17,803
Weight management	14,173	2,342	3,518	478	20,511
Total net sales by segment	$207,794	$84,837	$138,849	$22,884	$454,364

2023	Asia	Europe	North America	Latin America and Other	Total
General health	$69,037	$34,709	$63,742	$6,286	$173,774
Immunity	5,420	8,222	16,124	2,703	32,469
Cardiovascular	57,771	9,143	14,959	1,718	83,591
Digestive	36,434	22,111	34,628	10,693	103,866
Personal care	5,586	4,977	6,476	1,262	18,301
Weight management	27,003	1,939	3,875	502	33,319
Total net sales by segment	$201,251	$81,101	$139,804	$23,164	$445,320

Year Ended December 31,	2024	2023
Depreciation and amortization:
Asia	$1,876	$1,812
Europe	93	54
North America	12,204	9,890
Latin America and Other	46	60
Total depreciation and amortization	$14,219	$11,816

From an individual country perspective, only the United States has material balances of consolidated property, plant and equipment as follows (dollar amounts in thousands):

As of December 31	2024	2023
Property, plant and equipment, net
United States	$34,786	$41,239
Other	4,799	3,761
Total property, plant and equipment	$39,585	$45,000

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

The following table presents our hierarchy for assets measured at fair value on a recurring basis as of December 31, 2024 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$915	$—	$—	$915
Total assets measured at fair value on a recurring basis	$915	$—	$—	$915

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

For the years ended December 31, 2024 and 2023, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

During the years ended December 31, 2024 and 2023, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Operating lease costs were approximately $5.4 million and $5.2 million for the years ended December 31, 2024 and 2023, respectively. Short-term lease costs were approximately $1.1 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively. Operating lease costs were offset by sublease income of $0.3 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. Short-term lease costs represent our costs with respect to leases with a duration of 12 months or less and are not reflected on our Consolidated Balance Sheets.

Information related to the Company’s operating right-of-use assets and related operating lease liabilities were as follows (dollar amounts in thousands, except lease term and discount rate):

As of December 31,	2024	2023
Assets:
Operating lease right-of-use assets	$12,799	$13,361

Liabilities:
Current	3,927	4,547
Long-term	10,277	10,376
Total operating lease liabilities	$14,204	$14,923

Weighted-average remaining lease term	3.7	4.1
Weighted-average discount rate	5.01%	4.15%

Year Ended December 31,	2024	2023
Cash paid for operating lease liabilities	$5,671	$5,504
Right-of-use assets obtained in exchange for new operating lease obligations	5,181	1,184
Cancellations or adjustments of leases that resulted in the reduction of lease assets in exchange for lease liabilities	$(103)	$(27)

There were no material operating leases that we have entered into and that were yet to commence as of December 31, 2024.

The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2024, were as follows (dollar amounts in thousands):

Year Ending December 31,
2025	$4,519
2026	4,098
2027	3,482
2028	2,970
2029	517
Total lease payments	$15,586
Less: Imputed interest (1)	1,382
Present value of lease liabilities	$14,204

(1) Calculated using our corporate borrowing rate based on the term of each lease ranging from 3.00 percent to 6.96 percent.

NOTE 15:  SYNERGY JAPAN LOSS

As previously disclosed in the Company's Annual Report on Form 10-K for the years ended December 31, 2023 and 2022, on February 17, 2023, we became aware that Synergy Worldwide Japan G.K., a Japan entity and wholly owned subsidiary of the Company (“Synergy Japan”), was the victim of a criminal scheme involving employee impersonation and fraudulent requests targeting Synergy Japan. The criminal scheme resulted in a series of fraudulently induced wire transfers between February 1, 2023, and February 17, 2023 totaling $4.8 million.

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

Overview

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and our board of directors that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with U.S. GAAP. All internal control systems have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified.

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2024. In addition, this item provides management’s report on internal control over financial reporting as of December 31, 2024.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of our Annual Report as of December 31, 2024, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2024. Our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nature’s Sunshine Products, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, and related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, of the Company and our report dated March 11, 2025, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
March 11, 2025

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	1,322,974	(2)	$11.25	(3)	1,881,957	(4)
Equity compensation plans not approved by security holders	—		N/A		—
Total	1,322,974		$11.25		1,881,957
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
(2)     Consists of 75,000 stock options and 1,247,974 restricted stock units.
(3)     Excludes the impact of restricted stock units, which are exercised for no consideration.
(4)     Represents the number of shares available for future issuance under the 2012 Incentive Plan .

Other information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2024.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2024 and 2023

Consolidated statements of income for the years ended December 31, 2024 and 2023

Consolidated statements of comprehensive income for the years ended December 31, 2024 and 2023

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2024 and 2023

Consolidated statements of cash flows for the years ended December 31, 2024 and 2023

Notes to consolidated financial statements

(a)(2)	List of Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained elsewhere in this report.

(a)(3)	List of Exhibits

Exhibit Index as seen below

LIST OF EXHIBITS

Item No.	Exhibit
3.1 (1)	Amended and Restated Articles of Incorporation.
3.2 (2)	Amended and Restated Bylaws, dated March 8, 2021.
4.1 (3)	Description of Capital Stock of Nature’s Sunshine Products, Inc.
10.1 (4)*	Tax Deferred Retirement Plan, Restated January 1, 2012.
10.2 (5)*	Supplemental Elective Deferral Plan, as Amended effective as of January 1, 2008.
10.3 (6)*	Form of Award Agreement (2012 Stock Incentive Plan).
10.4 (7)*	Executive Agreement, dated September 14, 2018, between the Company and Terrence Moorehead.
10.5 (8)*	Amendment to Executive Agreement, dated October 19, 2018, between the Company and Terrence Moorehead.
10.6 (9)*	Stockholder Agreement dated June 26, 2014, between Nature’s Sunshine Products, Inc. and Shanghai Fosun Pharmaceutical (Group) Co., Ltd.
10.7 (10)	Amendment to Operating Agreement
10.8 (11)	Operating Agreement dated August 25, 2014, among Nature’s Sunshine Products, Inc., Fosun Industrial Co., Limited and Nature’s Sunshine Hong Kong Limited.
10.9 (12)	Amended and Restated 2012 Stock Incentive Plan
10.10 (13)	Loan Agreement dated July 11, 2017, between Bank of America, N.A. and Nature’s Sunshine Products, Inc.
10.11 (14)	Amendment No. 4 to Loan Agreement
10.12 (15)	Form of Restricted Stock Unit Award Agreement
10.13 (16)	Form of Performance Share Unit Award Agreement
10.14 (17)	Employment Agreement dated December 30, 2022 between Shane Jones and Nature’s Sunshine Products, Inc.
10.15 (18)	Employment Agreement dated May 16, 2022 between Martin Gonzalez and Nature’s Sunshine Products, Inc.
19 (19)	Statement of Company Policy Regarding Insider Trading
21 (19)	List of Subsidiaries of Registrant.
23.1 (19)	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1 (19)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (19)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3 (19)	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (19)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2 (19)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
32.3 (19)	Certification of Chief Accounting Officer pursuant to 18 U.S.C. § 1350.
97 (19)	Nature’s Sunshine Products, Inc. Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed on March 16, 2018, and is incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed on March 11, 2021, and is incorporated herein by reference.
(3)	Previously filed as Exhibit 4.1 to the Annual Report on Form 10-K/A filed on July 9, 2021, and is incorporated herein by reference.
(4)	Previously filed as Exhibit 10.1 to the Annual Report on Form 10-K filed on March 13, 2015, and is incorporated herein by reference.
(5)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on March 14, 2016, and is incorporated herein by reference.
(6)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 15, 2015, and is incorporated herein by reference.
(7)	Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(8)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2018, and is incorporated herein by reference.
(9)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 2, 2014, and is incorporated herein by reference.
(10)	Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on August 17, 2021, and is incorporated herein by reference.
(11)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2014, and is incorporated herein by reference.
(12)	Included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A file on March 19, 2021, and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2020, and is incorporated herein by reference.
(14)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 28, 2022, and is incorporated herein by reference.
(15)	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed on August 9, 2022, and is incorporated herein by reference.
(16)	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed on November 3, 2022, and is incorporated herein by reference.
(17)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2022, and is incorporated herein by reference.
(18)	Previously filed as Exhibit 10.19 to the Annual Report on Form 10-K filed on March 16, 2023, and is incorporated herein by reference.
(19)	Filed herewith.
*	Management contract or compensatory plan.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	March 11, 2025	By:	/s/ Terrence O. Moorehead
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

Signature	Title	Date

/s/ Terrence O. Moorehead	Chief Executive Officer and Director	March 11, 2025
Terrence O. Moorehead	(Principal Executive Officer)

/s/ Richard D. Moss	Chairman of the Board and Director	March 11, 2025
Richard D. Moss

/s/ L. Shane Jones	Executive Vice President, Chief Financial Officer and Treasurer	March 11, 2025
L. Shane Jones	(Principal Financial Officer)

/s/ Jonathan D. Lanoy	Senior Vice President, Chief Accounting Officer	March 11, 2025
Jonathan D. Lanoy	(Principal Accounting Officer)

/s/ Steven J. Fasching	Director	March 11, 2025
Steven J. Fasching

/s/ Curtis Kopf	Director	March 11, 2025
Curtis Kopf

/s/ Katie A. May	Director	March 11, 2025
Katie A. May

/s/ Tess Roering	Director	March 11, 2025
Tess Roering

/s/ Robert D. Straus	Director	March 11, 2025
Robert D. Straus

/s/ J. Christopher Teets	Director	March 11, 2025
J. Christopher Teets

/s/ Heidi Wissmiller	Director	March 11, 2025
Heidi Wissmiller

/s/ Rong Yang	Director	March 11, 2025
Rong Yang

NATURE’S SUNSHINE PRODUCTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year
Year Ended December 31, 2024

Allowance for doubtful accounts receivable	$143	$9	$(54)	$—	$(1)	$97

Allowance for sales returns	278	2,137	(2,049)	—	(6)	360

Tax valuation allowance	18,534	6,160	(5,500)	—	(330)	18,864

Year Ended December 31, 2023

Allowance for doubtful accounts receivable	$120	$50	$(28)	$—	$1	$143

Allowance for sales returns	543	1,859	(2,112)	—	(12)	278

Tax valuation allowance	18,049	331	—	—	154	18,534