Form 10-Q
period 2025-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2025-05-06
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

The number of shares of Common Stock, no par value, outstanding on April 18, 2025 was 18,350,801 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended March 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans, strategies and financial results, including expected improvement in gross profit and gross margin. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, but include the following:

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
•the impact of shifting tariff regimes and trade policies between U.S. and the other countries where we operate;
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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$86,486	$84,700
Accounts receivable, net of allowance for doubtful accounts of $91 and $97, respectively	11,413	9,477
Inventories	64,928	59,443
Prepaid expenses and other	7,955	6,959
Total current assets	170,782	160,579

Property, plant and equipment, net	37,701	39,585
Operating lease right-of-use assets	13,461	12,799
Restricted investment securities - trading	937	915
Deferred income tax assets	20,019	17,644
Other assets	9,802	9,333
Total assets	$252,702	$240,855

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,865	$8,912
Accrued volume incentives and service fees	22,697	20,563
Accrued liabilities	24,859	25,399
Deferred revenue	2,487	2,774
Income taxes payable	6,542	4,117
Current portion of operating lease liabilities	4,291	3,927
Total current liabilities	70,741	65,692

Liability related to unrecognized tax benefits	627	628
Long-term portion of operating lease liabilities	10,557	10,277
Deferred compensation payable	937	915
Deferred income tax liabilities	1,160	1,007
Other liabilities	1,580	1,345
Total liabilities	85,602	79,864

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 18,474 and 18,483 shares issued and outstanding, respectively	115,146	114,577
Retained earnings	62,154	57,407
Noncontrolling interest	5,815	5,678
Accumulated other comprehensive loss	(16,015)	(16,671)
Total shareholders’ equity	167,100	160,991
Total liabilities and shareholders’ equity	$252,702	$240,855

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

Three Months Ended March 31,	2025	2024
Net sales	$113,248	$110,993
Cost of sales	31,651	32,015
Gross profit	81,597	78,978

Operating expenses:
Volume incentives	34,844	33,570
Selling, general and administrative	40,581	40,784
Operating income	6,172	4,624
Other income:
Interest and other income, net	205	63
Interest expense	(21)	(12)
Foreign exchange gains (losses), net	753	(20)
	937	31
Income from operations before provision for income taxes	7,109	4,655
Provision for income taxes	2,225	2,165
Net income	4,884	2,490
Net income attributable to noncontrolling interests	137	169
Net income attributable to common shareholders	$4,747	$2,321

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.26	$0.12

Diluted earnings per share attributable to common shareholders	$0.25	$0.12

Weighted average basic common shares outstanding	18,486	18,828
Weighted average diluted common shares outstanding	18,846	19,224

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

Three Months Ended March 31,	2025	2024
Net income	$4,884	$2,490
Foreign currency translation gain (loss) (net of tax)	656	(1,692)
Total comprehensive income	$5,540	$798

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2024	18,483	$114,577	$57,407	$5,678	$(16,671)	$160,991
Share-based compensation expense	—	1,300	—	—	—	1,300
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	29	(255)	—	—	—	(255)
Repurchase of common stock	(38)	(476)	—	—	—	(476)
Net income	—	—	4,747	137	—	4,884
Other comprehensive income	—	—	—	—	656	656
Balance at March 31, 2025	18,474	$115,146	$62,154	$5,815	$(16,015)	$167,100

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2023	18,875	$119,694	$49,711	$5,482	$(15,347)	$159,540
Share-based compensation expense	—	1,369	—	—	—	1,369
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	16	(152)	—	—	—	(152)
Repurchase of common stock	(105)	(1,848)	—	—	—	(1,848)
Net income	—	—	2,321	169	—	2,490
Other comprehensive loss	—	—	—	—	(1,692)	(1,692)
Balance at March 31, 2024	18,786	$119,063	$52,032	$5,651	$(17,039)	$159,707

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

Three Months Ended March 31,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,884	$2,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,499	3,160
Non-cash lease expense	1,479	1,197
Share-based compensation expense	1,300	1,369
Deferred income taxes	(1,982)	(157)
Purchase of trading investment securities	(61)	(14)
Proceeds from sale of trading investment securities	1	21
Realized and unrealized losses (gains) on investments	37	(62)
Foreign exchange losses (gains)	(753)	20
Changes in assets and liabilities:
Accounts receivable	(1,786)	(1,136)
Inventories	(5,053)	3,389
Prepaid expenses and other current assets	(1,242)	(2,415)
Other assets	(157)	(409)
Accounts payable	644	1,099
Accrued volume incentives and service fees	1,986	(101)
Accrued liabilities	(1,116)	(6,802)
Deferred revenue	(293)	108
Lease liabilities	(1,502)	(1,002)
Income taxes payable	2,283	965
Liability related to unrecognized tax benefits	418	415
Deferred compensation payable	23	55
Net cash provided by operating activities	2,609	2,190
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,110)	(3,689)
Net cash used in investing activities	(1,110)	(3,689)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	735	4,808
Principal payments of revolving credit facility	(735)	(2,701)
Payments related to tax withholding for net-share settled equity awards	(255)	(152)
Repurchase of common stock	(476)	(1,848)
Net cash provided by (used in) financing activities	(731)	107
Effect of exchange rates on cash and cash equivalents	1,018	(3,208)
Net increase (decrease) in cash and cash equivalents	1,786	(4,600)
Cash and cash equivalents at the beginning of the period	84,700	82,373
Cash and cash equivalents at the end of the period	$86,486	$77,773
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$1,875	$1,383
Cash paid for interest	15	12

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial information as of March 31, 2025, and for the three-month periods ended March 31, 2025 and 2024. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2025.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, noncontrolling interests were $5.8 million and $5.7 million, respectively.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure, in the notes to financial statements, of specific information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$23,325	$21,312
Work in progress	1,207	1,011
Finished goods	40,396	37,120
Total inventories	$64,928	$59,443

(3)    Restricted Investment Securities - Trading

Our trading securities portfolio totaled $0.9 million at March 31, 2025, and $0.9 million at December 31, 2024, and generated losses of $37,000 and gains of $62,000 for the three months ended March 31, 2025 and 2024, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022, the Credit Agreement was amended to extend the term to mature on July 1, 2027. On September 11, 2024, the Credit Agreement was amended to modify the calculation of interest. Interest under the amended Credit Agreement is the greater of SOFR Daily Floating Rate or the Index Floor, plus 1.50 percent (5.92 percent as of March 31, 2025), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At March 31, 2025 and December 31, 2024, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of March 31, 2025, we were in compliance with the debt covenants set forth in the Credit Agreement.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2025 and 2024 (dollar and share amounts in thousands, except for per share information):

Three Months Ended March 31,	2025	2024
Net income attributable to common shareholders	$4,747	$2,321

Basic weighted average shares outstanding	18,486	18,828

Basic earnings per share attributable to common shareholders	$0.26	$0.12

Diluted shares outstanding:
Basic weighted-average shares outstanding	18,486	18,828
Stock-based awards	360	396
Diluted weighted-average shares outstanding	18,846	19,224

Diluted earnings per share attributable to common shareholders	$0.25	$0.12

Dilutive shares excluded from diluted-per-share amounts:
Share-based awards	837	801

Anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	—	25

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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the three months ended March 31, 2025 and 2024, we repurchased 38,000 and 105,000 shares of our common stock for $0.5 million and $1.8 million, respectively. At March 31, 2025, the remaining balance available for repurchases under the program was $8.3 million.

Share-Based Compensation

During the year ended December 31, 2012, our shareholders adopted and approved the 2012 Incentive Plan. The 2012 Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award, as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 1,500,000 shares of common stock were originally authorized for the granting of awards under the 2012 Incentive Plan. In 2015, our shareholders approved an amendment to the 2012 Incentive Plan to increase the number of shares of Common Stock reserved for issuance by 1,500,000 shares. On May 5, 2021, our shareholders approved the Amended and Restated 2012 Stock Incentive Plan which, among other amendments, increased the number of shares of common stock reserved for issuance by 2,000,000 shares. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for the three-month period ended March 31, 2025, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2024	75	$11.25	$3.85
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	—	—	—
Options outstanding at March 31, 2025	75	$11.25	$3.85

There was no share-based compensation expense for the three-month periods ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, there was no unrecognized share-based compensation expense related to the grants described above.

At March 31, 2025, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 75,000 shares of common stock was $0.3 million. At December 31, 2024, the aggregate intrinsic value of outstanding and exercisable options to purchase 75,000 shares of common stock was $0.3 million.

For the three months ended March 31, 2025 and 2024, no shares of common stock were issued upon the exercise of stock options.

As of March 31, 2025 and December 31, 2024, we had no unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”) include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to adjusted EBITDA growth and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At March 31, 2025 and December 31, 2024, there were 110,000 and 110,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the three-month period ended March 31, 2025, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Units outstanding at December 31, 2024	1,248	$12.29
Granted	481	15.43
Forfeited	—	—
Issued	(50)	17.25
Units outstanding at March 31, 2025	1,679	13.04

During the three-month period ended March 31, 2025, we granted 481,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of time-based RSUs, adjusted EBITDA and total shareholder return ("TSR") performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $14.74 per share and vest in 12 monthly installments over a one-year period from the grant date or in annual installments over a three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $14.74 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date. The TSR performance-based RSUs were issued with a weighted-average grant date fair value of $17.44 per share and vest upon achieving TSR targets and maintaining those targets over two- and three-year periods from the grant date.

Share-based compensation expense related to time-based RSUs for the three-month periods ended March 31, 2025 and 2024, was approximately $1.0 million and $1.0 million, respectively. As of March 31, 2025 and December 31, 2024, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $4.5 million and $2.4 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.9 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended March 31, 2025 and 2024, was $0.3 million and $0.4 million, respectively. Should we attain all the metrics related to performance-based RSU grants, we would recognize up to $8.2 million of potential share-based compensation expense. We currently expect to recognize an additional $4.8 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 18,000 and 9,000 shares for the three-month periods ended March 31, 2025 and 2024, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information for the three months ended March 31, 2025 and 2024, is as follows (dollar amounts in thousands):

Three Months Ended March 31, 2025	Asia	Europe	North America	Latin America and Other	Total
Net sales	$48,653	$24,114	$35,018	$5,463	$113,248
Cost of sales	10,895	7,148	11,565	2,043
Volume incentives	16,369	9,652	7,239	1,584
Selling, general and administrative (1)	13,044	5,149	8,474	1,449
Segment operating income	$8,345	$2,165	$7,740	$387	$18,637
Unallocated corporate selling, general and administrative expense					(12,465)
Operating income					6,172
Interest and other income, net					205
Interest expense					(21)
Foreign exchange gains, net					753
Income from operations before provision for income taxes					$7,109

Three Months Ended March 31, 2024	Asia	Europe	North America	Latin America and Other	Total
Net sales	$46,220	$22,296	$36,525	$5,952	$110,993
Cost of sales	10,574	7,204	12,202	2,035
Volume incentives	15,133	8,699	7,679	2,059
Selling, general and administrative (1)	13,697	4,612	8,300	1,582
Segment operating income	$6,816	$1,781	$8,344	$276	$17,217
Unallocated corporate selling, general and administrative expense					(12,593)
Operating income					4,624
Interest and other income, net					63
Interest expense					(12)
Foreign exchange losses, net					(20)
Income from operations before provision for income taxes					$4,655
_________________________________________

(1)    Service fees in China totaled $2.9 million and $3.1 million for the three-month periods ended March 31, 2025 and 2024, respectively. These service fees are included in selling, general and administrative expenses.

The table below reflects sales based upon the sales location where they occurred. From an individual country/region perspective, only the United States, Taiwan and Korea comprise 10 percent or more of consolidated net sales for the three-month periods ended March 31, 2025 and 2024, as follows (dollar amounts in thousands):

Three Months Ended March 31,	2025	2024
Net sales:
United States	$32,474	$33,688
Taiwan	17,864	15,792
South Korea	10,781	11,621
Other	52,129	49,892
Total net sales	$113,248	$110,993

Net sales generated by each product line for the three months ended March 31, 2025 and 2024, are as follows (dollar amounts in thousands):

Three Months Ended March 31, 2025	Asia	Europe	North America	Latin America and Other	Total
General health	$18,251	$10,496	$15,599	$1,578	$45,924
Immunity	2,872	2,441	4,444	518	10,275
Cardiovascular	13,819	2,565	3,696	433	20,513
Digestive	9,642	6,372	8,934	2,582	27,530
Personal care	1,198	1,631	1,475	244	4,548
Weight management	2,871	609	870	108	4,458
Total net sales by segment	$48,653	$24,114	$35,018	$5,463	$113,248

Three Months Ended March 31, 2024	Asia	Europe	North America	Latin America and Other	Total
General health	$15,994	$9,802	$16,407	$1,570	$43,773
Immunity	1,684	2,335	4,445	723	9,187
Cardiovascular	13,974	2,419	3,984	482	20,859
Digestive	8,589	5,913	9,168	2,749	26,419
Personal care	1,292	1,268	1,572	275	4,407
Weight management	4,687	559	949	153	6,348
Total net sales by segment	$46,220	$22,296	$36,525	$5,952	$110,993

Three Months Ended March 31,	2025	2024
Depreciation and amortization:
Asia	$498	$468
Europe	28	22
North America	2,962	2,659
Latin America and Other	11	11
Total depreciation and amortization	$3,499	$3,160

From an individual country perspective, only the United States has material balances of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Property, plant and equipment
United States	$33,373	$34,786
Other	4,328	4,799
Total property, plant and equipment	$37,701	$39,585

(8)    Income Taxes

For the three months ended March 31, 2025 and 2024, our provision for income taxes, as a percentage of income before income taxes was 31.3 percent and 46.5 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2025, was primarily attributed to operations in foreign countries which are treated as a branch for US tax purposes and current year foreign losses that presently do not provide future tax benefit, partially offset by adjustments to foreign tax credits and valuation allowances.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2024, was primarily attributed to operations in foreign countries which are treated as a branch for U.S. tax purposes and current year foreign losses that presently do not provide future tax benefit.

The difference between the effective tax rate for the three months ended March 31, 2025, compared to March 31, 2024, was primarily caused by adjustments to foreign tax credits and valuation allowances in the current period.

Our U.S. federal income tax returns for 2021 through 2023 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2019 through 2024.

As of March 31, 2025 and December 31, 2024, we had accrued $0.6 million and $0.6 million, respectively, related to unrecognized tax positions net of offsetting tax attributes.

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

(9)    Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and disputes in the United States and foreign jurisdictions. As of March 31, 2025 and December 31, 2024, accrued liabilities were $0.7 million and $0.7 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $2.8 million.
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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of March 31, 2025 and December 31, 2024, accrued liabilities were $0.2 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.9 million.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of March 31, 2025 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$937	$—	$—	$937
Total assets measured at fair value on a recurring basis	$937	$—	$—	$937

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of December 31, 2024 (dollar amounts in thousands):

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

For the three months ended March 31, 2025 and for the year ended December 31, 2024, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the three months ended March 31, 2025 and 2024, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2024, and our other reports filed since the date of such Form 10-K.

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

First Quarter Performance

In the first quarter of 2025, we experienced an increase in our consolidated net sales of 2.0 percent (or 4.5 percent in local currencies) compared to the same period in 2024. Asia net sales increased approximately 5.3 percent (or 10.1 percent in local currencies) compared to the same period in 2024. Europe net sales increased approximately 8.2 percent (or 8.6 percent in local currencies) compared to the same period in 2024. North America net sales decreased approximately 4.1 percent (or 3.7 percent in local currencies) compared to the same period in 2024. Latin America and Other net sales decreased approximately 8.2 percent (or 3.7 percent in local currencies) compared to the same period in 2024. The strengthening of the U.S. dollar versus the local currencies, primarily in our Asian markets, resulted in an approximate 2.5 percent, or $2.7 million, decrease of our net sales during the quarter.

Cost of sales decreased $0.4 million during the three months ended March 31, 2025, compared to the same period in 2024, and as a percentage of net sales were 27.9 percent and 28.8 percent for the three months ended March 31, 2025 and 2024, respectively. The decrease in cost of sales percentage is primarily due to price increases and the effects of our cost savings initiatives.

In absolute terms, selling, general and administrative expenses decreased $0.2 million during the three months ended March 31, 2025, compared to the same period in 2024, and as a percentage of net sales were 35.8 percent and 36.7 percent for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily related to the streamlining of our global overhead expenses and reduced service fees due to China's lower net sales.

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

Net sales related to Eastern Europe for the three months ended March 31, 2025 and 2024, were $15.8 million and $14.7 million, respectively. Operating income related to Eastern Europe for the three months ended March 31, 2025 and 2024, were $1.4 million and $1.6 million, respectively. As of March 31, 2025, Eastern Europe had assets of $6.6 million net of working capital reserves related to inventories.

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

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended March 31, 2025 and 2024 (dollar amounts in thousands):

Three Months Ended March 31,	2025		2024		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$113,248	100.0%	$110,993	100.0%	$2,255	2.0%
Cost of sales	31,651	27.9	32,015	28.8	(364)	(1.1)
Gross profit	81,597	72.1	78,978	71.2	2,619	3.3
Volume incentives	34,844	30.8	33,570	30.2	1,274	3.8
SG&A expenses	40,581	35.8	40,784	36.7	(203)	(0.5)
Operating income	6,172	5.4	4,624	4.2	1,548	33.5
Other income, net	937	0.8	31	—	906	2,922.6
Income before income taxes	7,109	6.3	4,655	4.2	2,454	52.7
Provision for income taxes	2,225	2.0	2,165	2.0	60	2.8
Net income	$4,884	4.3%	$2,490	2.2%	$2,394	96.1%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended March 31, 2025 and 2024 (dollar amounts in thousands):

Three Months Ended March 31,	2025	2024	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$48,653	$46,220	5.3%	$(2,214)	10.1%
Europe	24,114	22,296	8.2	(90)	8.6
North America	35,018	36,525	(4.1)	(166)	(3.7)
Latin America and Other	5,463	5,952	(8.2)	(271)	(3.7)
	$113,248	$110,993	2.0%	$(2,741)	4.5%

Consolidated net sales for the three months ended March 31, 2025 and 2024, were $113.2 million and $111.0 million, respectively, which represents an increase of 2.0 percent. The increase was primarily related to product sales increases in our Asia and Europe operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three months ended March 31, 2025 increased 4.5 percent from the same period in 2024.

Asia

Net sales related to Asia for the three months ended March 31, 2025 and 2024, were $48.7 million and $46.2 million, respectively, or an increase of 5.3 percent. In local currency, net sales for the three months ended March 31, 2025, increased 10.1 percent, compared to the same period in 2024.
Notable activity in the following markets contributed to the results of Asia:

In our Taiwan market, net sales increased $2.1 million, or 13.1 percent, for the three months ended March 31, 2025, compared to the same period in 2024. In local currencies, net sales for the three months ended March 31, 2025, increased 18.4 percent, compared to the same period in 2024. We attribute the growth in net sales to strong growth in consultant activity and effective product promotions.

In our South Korea market, net sales decreased $0.8 million, or 7.2 percent, for the three months ended March 31, 2025, compared to the same period in 2024. In local currency, net sales for the three months ended March 31, 2025, increased 1.4 percent, compared to the same period in 2024. Net sales in local currency increased due to an increase in average order value.

In our Japan market, net sales increased $1.9 million, or 20.3 percent, for the three months ended March 31, 2025, compared to the same period in 2024. In local currencies, net sales for the three months ended March 31, 2025, increased 23.7 percent, compared to the same period in 2024. The increase in net sales was primarily the result of strong customer acquisition driving an increase in total orders.

In our China market, net sales decreased $0.6 million, or 6.9 percent, for the three months ended March 31, 2025, compared to the same period in 2024. In local currencies, net sales for the three months ended March 31, 2025, decreased 5.8 percent, compared to the same period in 2024. The decrease in net sales was primarily the result of challenging macroeconomic factors.

Europe

Net sales related to Europe for the three months ended March 31, 2025 and 2024, were $24.1 million and $22.3 million, respectively, or an increase of 8.2 percent. In local currency, net sales for the three months ended March 31, 2025, increased 8.6 percent, compared to the same period in 2024. The functional currency for many of these markets is the U.S. dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign currency exchange rates had unfavorable impacts on net sales of $0.1 million for the three months ended March 31, 2025. We attribute the increase in net sales in local currency primarily due to improved customer acquisition.

North America

Net sales related to North America for the three months ended March 31, 2025 and 2024, were $35.0 million and $36.5 million, respectively, or a decrease of 4.1 percent. In local currency, net sales for the three months ended March 31, 2025, decreased 3.7 percent, compared to the same period in 2024.

In the United States, net sales for the three months ended March 31, 2025, decreased $1.2 million, or 3.6 percent, compared to the same period in 2024. The decrease was primarily due to lower customer acquisition and fewer total orders.

Latin America and Other

Net sales related to Latin America and Other markets for the three months ended March 31, 2025 and 2024, were $5.5 million and $6.0 million, respectively, or a decrease of 8.2 percent. In local currency, net sales for the three months ended March 31, 2025, decreased 3.7 percent, compared to the same period in 2024. Fluctuations in foreign currency had unfavorable impacts on net sales of $0.3 million for the three months ended March 31, 2025.

Further information related to our Asia, Europe, North America and Latin America and Other business segments is set forth in Note 7 to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 27.9 percent and 28.8 percent for the three months ended March 31, 2025 and 2024, respectively. The decrease in cost of sales percentage is primarily due to price increases and the effects of our cost savings initiatives.

Volume Incentives

Volume incentives expense as a percent of net sales was 30.8 percent and 30.2 percent for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to the timing of promotional incentives and changes in market mix. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various geographies. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China and other miscellaneous operating expenses.

Selling, general and administrative expenses decreased $0.2 million to $40.6 million for the three months ended March 31, 2025, compared to the same period in 2024. Selling, general and administrative expenses were 35.8 percent and 36.7 percent of net sales for the three months ended March 31, 2025 and 2024. The decrease was primarily related to the streamlining of our global overhead expenses and reduced service fees due to China's lower net sales.

Other Income, Net

Other income, net, for the three months ended March 31, 2025 and 2024, was $0.9 million and $31,000, respectively. Other income, net for the three months ended March 31, 2025 primarily consisted of foreign exchange gains that resulted from net changes in foreign currencies.

Income Taxes

For the three months ended March 31, 2025 and 2024, our provision for income taxes, as a percentage of income before income taxes was 31.3 percent and 46.5 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2025, was primarily attributed to operations in certain foreign countries which are treated as a branch for US tax purposes and current year foreign losses that presently do not provide future tax benefit, partially offset by adjustments to foreign tax credits and valuation allowances.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2024, was primarily attributed to operations in foreign countries which are treated as a branch for US tax purposes and current year foreign losses that presently do not provide future tax benefit.

The difference between the effective tax rate for the three months ended March 31, 2025, compared to March 31, 2024, is primarily caused by adjustments to foreign tax credits and valuation allowances in the current period.

Our U.S. federal income tax returns for 2021 through 2023 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2019 through 2024.

As of March 31, 2025 and December 31, 2024, we had accrued $0.6 million and $0.6 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three months ended March 31, 2025 and 2024, by business segment.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives and independent service fees are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended March 31, 2025 and 2024, are set forth in the unaudited Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of March 31, 2025, working capital was $100.0 million, compared to $94.9 million as of December 31, 2024. At March 31, 2025, we had $86.5 million in cash, of which $8.0 million was held in the U.S. and $78.5 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our unaudited net consolidated cash inflows (outflows) are as follows (in thousands):

Three Months Ended March 31,	2025	2024
Operating activities	$2,609	$2,190
Investing activities	(1,110)	(3,689)
Financing activities	(731)	107

Operating Activities

For the three months ended March 31, 2025, operating activities provided cash of $2.6 million, compared to $2.2 million in the same period in 2024. Operating cash flows increased primarily due to the timing of payments for accrued liabilities and accrued volume incentives and service fees, partially offset by increases in inventories.

Investing Activities

For the three months ended March 31, 2025, investing activities used $1.1 million, compared to $3.7 million for the same period in 2024, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the three months ended March 31, 2025, financing activities used $0.7 million, compared to provided cash of $0.1 million for the same period in 2024.

During the three months ended March 31, 2025, we used cash to repurchase 38,000 shares of our common stock under the share repurchase program for $0.5 million. At March 31, 2025, the remaining balance available for repurchases under the program was $8.3 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At March 31, 2025, there were no outstanding balances under the Credit Agreement or the Capital Credit Agreement. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our unaudited Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2024. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

Revenue Recognition

Our revenue recognition practices are discussed in Note 11, “Revenue Recognition,” to our unaudited Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Contingencies

We are involved in certain legal proceedings and disputes. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revision in estimates of the potential liabilities could materially affect our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 9, “Commitments and Contingencies”, to the Notes of our unaudited Condensed Consolidated Financial Statements, of Item 1, Part 1 of this report.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in several countries and intend to grow our international operations. Net sales, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling products in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment. Furthermore, we are subject to risks from shifting tariff regimes and trade policies between countries where we operate, which could increase our costs of materials and finished goods, or disrupt our supply chain operations. For further information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms adopted by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal controls over financial reporting were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could have a material adverse effect on our business or consolidated financial statements, results of operations and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, except as follows:

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

For example, in November 2024 we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made voluntary disclosures of apparent trade controls violations to the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”). In addition, in April 2025 we filed a voluntary self-disclosure with the Office of Foreign Assets Control relating to the same internal investigation. We estimate that such potential violations being investigated represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this investigation may include fines or penalties imposed in response to our voluntary disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operation, we are unable to predict the outcome or to reasonably estimate the time it may take to resolve these matters.

Although we have implemented policies and procedures in these areas, we cannot assure you that our policies and procedures are sufficient or that directors, officers, employees, representatives, manufacturers, suppliers and agents have not engaged and will not engage in conduct in violation of such policies and procedures.

Changes in U.S. trade policy including the impact of tariffs are having and may continue to have a material adverse effect on our business and results of operations.

Our business and results of operations are being and may continue to be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions which may be imposed by the U.S. or other governments with little or no advance notice. For example, the U.S. government recently imposed tariffs on various product imports from almost all countries. Some tariff announcements have been followed by the granting of limited exemptions and temporary pauses causing substantial uncertainty and volatility in financial markets. Current U.S. trade policy has and may continue to result in retaliatory measures on U.S. goods. Retaliatory tariffs that apply to our products could have a material adverse impact on demand for and purchases of our products.

Some of our products require materials that may be subject to these recent tariffs. Any imposition of or increase in tariffs on imports of our products or components needed to manufacture our products, as well as corresponding price increases for such materials available domestically, could increase our costs. To the extent that we are unsuccessful in finding alternative suppliers that are subject to smaller or no tariffs, negotiating sharing these costs with our suppliers, or failing to pass cost increases on to our customers, such cost increases could adversely affect our business and results of operations. Higher costs could also inhibit our ability to develop new products and innovations.

If we are unable to navigate further these unpredictable changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation, and diminished expectations for the economy, and ultimately may reduce demand for our products. Such conditions could have a material adverse impact on our business, results of operations and cash flows.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the purchases of our common stock during the fiscal quarter ended March 31, 2025:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
January 1, 2025 to January 31, 2025	—	$—	—
February 1, 2025 to February 28, 2025	—	—	—
March 1, 2025 to March 31, 2025	38	$12.47	38
Total	38		38	$8,305

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 38,000 shares of our common stock during the quarter ended March 31, 2025, under the terms of this Board approved plan.

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

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.       EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
31.1(1)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(1)	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.3(1)	Certification of Chief Accounting Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
32.3(2)	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (the cover page XBRL tags are embedded within iXBRL (Inline Extensible Business Reporting Language) document)
_________________________________________

(1)    Filed currently herewith.
(2)    Furnished currently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	May 6, 2025	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2025	/s/ L. Shane Jones
L. Shane Jones,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 6, 2025	/s/ Jonathan D. Lanoy
Jonathan D. Lanoy,
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)