Form 10-Q
period 2025-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2025-07-31
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

The number of shares of Common Stock, no par value, outstanding on July 18, 2025, was 17,635,552 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended June 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans, strategies and financial results, including expected improvement in gross profit and gross margin. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, but include the following:

•extensive government regulations to which the Company’s products, business practices and manufacturing activities are subject, including, but not limited to, trade restrictions and export controls;
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
•geopolitical issues and conflicts, including changes to U.S. trade policy resulting in new or additional tariffs;
•negative consequences resulting from difficult economic conditions, including the availability of liquidity or the willingness of the Company’s customers to purchase products;
•risks associated with the manufacturing of the Company’s products;
•supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand;
•failure to timely and effectively obtain shipments of products from our suppliers and contract manufacturers and deliver products to our independent consultants and customers;
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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$81,345	$84,700
Accounts receivable, net of allowance for doubtful accounts of $93 and $97, respectively	13,029	9,477
Inventories	69,320	59,443
Prepaid expenses and other	8,144	6,959
Total current assets	171,838	160,579

Property, plant and equipment, net	35,930	39,585
Operating lease right-of-use assets	14,218	12,799
Restricted investment securities - trading	1,041	915
Deferred income tax assets	21,410	17,644
Other assets	10,438	9,333
Total assets	$254,875	$240,855

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,924	$8,912
Accrued volume incentives and service fees	22,583	20,563
Accrued liabilities	27,456	25,399
Deferred revenue	5,501	2,774
Income taxes payable	5,765	4,117
Current portion of operating lease liabilities	4,625	3,927
Total current liabilities	75,854	65,692

Liability related to unrecognized tax benefits	638	628
Long-term portion of operating lease liabilities	11,005	10,277
Deferred compensation payable	1,041	915
Deferred income tax liabilities	1,009	1,007
Other liabilities	1,646	1,345
Total liabilities	91,193	79,864

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 17,635 and 18,483 shares issued and outstanding, respectively	104,662	114,577
Retained earnings	67,487	57,407
Noncontrolling interest	6,001	5,678
Accumulated other comprehensive loss	(14,468)	(16,671)
Total shareholders’ equity	163,682	160,991
Total liabilities and shareholders’ equity	$254,875	$240,855

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

Three Months Ended June 30,	2025	2024
Net sales	$114,750	$110,551
Cost of sales	32,451	31,664
Gross profit	82,299	78,887

Operating expenses:
Volume incentives	34,360	34,693
Selling, general and administrative	43,665	38,557
Operating income	4,274	5,637
Other income (loss):
Interest and other income, net	268	412
Interest expense	(24)	(103)
Foreign exchange gains (losses), net	3,026	(1,523)
	3,270	(1,214)
Income before provision for income taxes	7,544	4,423
Provision for income taxes	2,025	2,935
Net income	5,519	1,488
Net income attributable to noncontrolling interests	186	139
Net income attributable to common shareholders	$5,333	$1,349

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.29	$0.07

Diluted earnings per share attributable to common shareholders	$0.28	$0.07

Weighted average basic common shares outstanding	18,406	18,647
Weighted average diluted common shares outstanding	18,966	19,119

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

Six Months Ended June 30,	2025	2024
Net sales	$227,998	$221,544
Cost of sales	64,102	63,679
Gross profit	163,896	157,865

Operating expenses:
Volume incentives	69,204	68,263
Selling, general and administrative	84,246	79,341
Operating income	10,446	10,261
Other income (loss):
Interest and other income, net	473	475
Interest expense	(45)	(115)
Foreign exchange gains (losses), net	3,779	(1,543)
	4,207	(1,183)
Income before provision for income taxes	14,653	9,078
Provision for income taxes	4,250	5,100
Net income	10,403	3,978
Net income attributable to noncontrolling interests	323	308
Net income attributable to common shareholders	$10,080	$3,670

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.55	$0.20

Diluted earnings per share attributable to common shareholders	$0.54	$0.19

Weighted average basic common shares outstanding	18,446	18,737
Weighted average diluted common shares outstanding	18,832	19,184

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

Three Months Ended June 30,	2025	2024
Net income	$5,519	$1,488
Foreign currency translation gain (net of tax)	1,547	254
Total comprehensive income	$7,066	$1,742

Six Months Ended June 30,	2025	2024
Net income	$10,403	$3,978
Foreign currency translation gain (loss) (net of tax)	2,203	(1,438)
Total comprehensive income	$12,606	$2,540

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2024	18,483	$114,577	$57,407	$5,678	$(16,671)	$160,991
Share-based compensation expense	—	1,300	—	—	—	1,300
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	29	(255)	—	—	—	(255)
Repurchase of common stock	(38)	(476)	—	—	—	(476)
Net income	—	—	4,747	137	—	4,884
Other comprehensive income	—	—	—	—	656	656
Balance at March 31, 2025	18,474	$115,146	$62,154	$5,815	$(16,015)	$167,100
Share-based compensation expense	—	1,638	—	—	—	1,638
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	134	(244)	—	—	—	(244)
Repurchase of common stock	(973)	(11,878)	—	—	—	(11,878)
Net income	—	—	5,333	186	—	5,519
Other comprehensive income	—	—	—	—	1,547	1,547
Balance at June 30, 2025	17,635	$104,662	$67,487	$6,001	$(14,468)	$163,682

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2023	18,875	$119,694	$49,711	$5,482	$(15,347)	$159,540
Share-based compensation expense	—	1,369	—	—	—	1,369
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	16	(152)	—	—	—	(152)
Repurchase of common stock	(105)	(1,848)	—	—	—	(1,848)
Net income	—	—	2,321	169	—	2,490
Other comprehensive loss	—	—	—	—	(1,692)	(1,692)
Balance at March 31, 2024	18,786	$119,063	$52,032	$5,651	$(17,039)	$159,707
Share-based compensation expense	—	1,261	—	—	—	1,261
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	70	(434)	—	—	—	(434)
Repurchase of common stock	(348)	(5,876)	—	—	—	(5,876)
Net income	—	—	1,349	139	—	1,488
Other comprehensive income	—	—	—	—	254	254
Balance at June 30, 2024	18,508	$114,014	$53,381	$5,790	$(16,785)	$156,400

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

Six Months Ended June 30,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,403	$3,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,999	6,659
Non-cash lease expense	2,675	3,298
Share-based compensation expense	2,938	2,630
Deferred income taxes	(3,179)	(14)
Purchase of trading investment securities	(78)	(110)
Proceeds from sale of trading investment securities	11	40
Realized and unrealized gains on investments	(59)	(72)
Foreign exchange losses (gains)	(3,779)	1,543
Changes in assets and liabilities:
Accounts receivable	(2,963)	(2,960)
Inventories	(7,901)	3,112
Prepaid expenses and other current assets	(1,349)	(2,162)
Other assets	(355)	(598)
Accounts payable	790	409
Accrued volume incentives and service fees	1,193	(144)
Accrued liabilities	325	(7,993)
Deferred revenue	2,583	477
Lease liabilities	(2,684)	(3,215)
Income taxes payable	824	(2,251)
Liability related to unrecognized tax benefits	429	726
Deferred compensation payable	126	142
Net cash provided by operating activities	6,949	3,495
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,460)	(7,040)
Net cash used in investing activities	(2,460)	(7,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	1,823	34,216
Principal payments of revolving credit facility	(1,823)	(34,216)
Payments related to tax withholding for net-share settled equity awards	(499)	(586)
Repurchase of common stock	(12,354)	(7,725)
Net cash used in financing activities	(12,853)	(8,311)
Effect of exchange rates on cash and cash equivalents	5,009	(1,822)
Net decrease in cash and cash equivalents	(3,355)	(13,678)
Cash and cash equivalents at the beginning of the period	84,700	82,373
Cash and cash equivalents at the end of the period	$81,345	$68,695
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$6,211	$8,144
Cash paid for interest	45	115

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of June 30, 2025, and for the three- and six-month periods ended June 30, 2025 and 2024. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2025.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively. Net income attributable to the noncontrolling interests was $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, noncontrolling interests were $6.0 million and $5.7 million, respectively.

On June 27, 2025, Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), through one of its affiliates, sold 2,854,607 shares of the Company’s common stock and, as a result, Fosun Pharma ceased to own at least 5% of the outstanding shares of the Company’s common stock. Under the terms of the operating agreements for the shared joint ventures between the Company and Fosun Pharma, if Fosun Pharma, together with its affiliates, ceases to own at least 5% of the outstanding shares of the Company’s common stock, Fosun Pharma will sell to the Company, and the Company will purchase Fosun Pharma’s interests in the joint ventures.

On June 30, 2025, the Company entered into share purchase agreements with Fosun Industrial Co., Ltd. (“Fosun Industrial” an affiliate of Fosun Pharma) to purchase Fosun Industrial’s interest in the Company's two joint ventures, Nature’s Sunshine Hong Kong Limited and Shanghai Nature’s Sunshine Health Products Co., Ltd., for cash consideration in the amount of $3.9 million and $3.1 million, respectively. The joint venture repurchases are subject to customary closing conditions, including making applicable regulatory submissions to the People’s Republic of China (“PRC”) State Administration for Market Regulation and submitting required applications to the PRC Ministry of Commerce. Upon completion of this purchase agreement, the Company will maintain sole ownership of the joint venture's limited liability companies.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU provides additional guidance on the improved reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments improve interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The amendments in this update were effective as of December 15, 2023. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—
Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure, in the notes to financial statements, of specific information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after
December 15, 2027. The adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$24,264	$21,312
Work in progress	1,441	1,011
Finished goods	43,615	37,120
Total inventories	$69,320	$59,443

(3)    Restricted Investment Securities - Trading

Our trading securities portfolio totaled $1.0 million at June 30, 2025, and $0.9 million at December 31, 2024, and generated gains of $0.1 million and $11,000 for the three months ended June 30, 2025 and 2024, respectively, and gains of $0.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022, the Credit Agreement was amended to extend the term to mature on July 1, 2027. On September 11, 2024, the Credit Agreement was amended to modify the calculation of interest. Interest under the amended Credit Agreement is the greater of SOFR Daily Floating Rate or the Index Floor, plus 1.50 percent (5.93 percent as of June 30, 2025), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At June 30, 2025 and December 31, 2024, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of June 30, 2025, we were in compliance with the debt covenants set forth in the Credit Agreement.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2025 and 2024 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common shareholders	$5,333	$1,349	$10,080	$3,670

Basic weighted average shares outstanding	18,406	18,647	18,446	18,737

Basic earnings per share attributable to common shareholders	$0.29	$0.07	$0.55	$0.20

Diluted shares outstanding:
Basic weighted-average shares outstanding	18,406	18,647	18,446	18,737
Stock-based awards	560	472	386	447
Diluted weighted-average shares outstanding	18,966	19,119	18,832	19,184

Diluted earnings per share attributable to common shareholders	$0.28	$0.07	$0.54	$0.19

Dilutive shares excluded from diluted-per-share amounts:
Share-based awards	753	790	753	790

Anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	—	—	—	—

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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. On May 6, 2025 we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the six months ended June 30, 2025 and 2024, we repurchased 1,011,000 and 453,000 shares of our common stock for $12.4 million and $7.7 million including excise taxes, respectively. At June 30, 2025, the remaining balance available for repurchases under the program was $21.4 million.

Share-Based Compensation

Our Amended and Restated 2012 Stock Incentive Plan (“2012 Incentive Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, performance awards, stock awards and other stock-based awards. The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award, as well as the amount, terms and conditions of each award under the 2012 Incentive Plan, subject to the limitations of the 2012 Incentive Plan. A total of 5,000,000 shares of our common stock have been reserved for issuance under the 2012 Incentive Plan. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2012 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

Stock option activity for the six-month period ended June 30, 2025, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2024	75	$11.25	$3.85
Granted	—	—	—
Forfeited or canceled	(25)	11.21	3.16
Exercised	(25)	9.05	3.46
Options outstanding at June 30, 2025	25	$13.50	$4.94

There was no share-based compensation expense for the three- and six-month periods ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, there was no unrecognized share-based compensation expense related to the grants described above.

At June 30, 2025, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 25,000 shares of common stock was $29,000. At December 31, 2024, the aggregate intrinsic value of outstanding and exercisable options to purchase 75,000 shares of common stock was $0.3 million.

For the six months ended June 30, 2025, we issued 25,000 shares of common stock upon the exercise of stock options at an average exercise price of $9.05 per share. The aggregate intrinsic value of options exercised during the six months ended June 30, 2025, was $0.1 million. For the six months ended June 30, 2025, we recognized $0.1 million of tax benefits from the exercise of stock options.

For the six months ended June 30, 2024, no shares of common stock were issued upon the exercise of stock options.

As of June 30, 2025 and December 31, 2024, we did not have any unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to adjusted EBITDA growth and/or stock price levels. RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At June 30, 2025 and December 31, 2024, there were 78,000 and 110,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the six-month period ended June 30, 2025, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2024	1,248	$12.29
Granted	572	14.90
Forfeited	(85)	6.52
Issued	(203)	13.35
Restricted Stock Units outstanding at June 30, 2025	1,532	13.45

During the six-month period ended June 30, 2025, we granted 572,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of time-based RSUs, adjusted EBITDA and total shareholder return ("TSR") performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $13.96 per share and vest in annual installments from the grant date over a one- to three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $14.74 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date. The TSR performance-based RSUs were issued with a weighted-average grant date fair value of $17.44 per share and vest upon achieving TSR targets at both a two- and three-year measurement date from the grant date.

Share-based compensation expense related to time-based RSUs for the three-month periods ended June 30, 2025 and 2024, was approximately $1.1 million and $0.9 million, respectively. Share-based compensation expense related to time-based RSUs for the six-month periods ended June 30, 2025 and 2024, was approximately $2.0 million and $1.9 million, respectively. As of June 30, 2025 and December 31, 2024, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $4.6 million and $2.4 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.8 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended June 30, 2025 and 2024, was $0.6 million and $0.3 million, respectively. Share-based compensation expense related to performance-based RSUs for the six-month periods ended June 30, 2025 and 2024, was $0.9 million and $0.7 million, respectively. Should we attain all the metrics related to performance-based RSU grants, we would recognize up to $7.6 million of potential share-based compensation expense. We currently expect to recognize an additional $4.2 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 46,000 and 38,000 shares for the six-month periods ended June 30, 2025 and 2024, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

(7)    Segment Information

We have four reportable business segments (Asia, Europe, North America and Latin America and Other) based primarily upon the geographic region where each segment operates, as well as the internal organization of our officers and their responsibilities. Each of the geographic segments operate under the Nature’s Sunshine Products and Synergy WorldWide® brands and sell similar products grouped into six principal categories: general health, immune, cardiovascular, digestive, personal care and weight management. The Latin America and Other segment includes our wholesale business in which we sell products to various locally-managed entities, independent of the Company, that we have granted distribution rights for the relevant market.

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

Reportable business segment information for the three and six months ended June 30, 2025 and 2024, is as follows (dollar amounts in thousands):

Three Months Ended June 30, 2025	Asia	Europe	North America	Latin America and Other	Total
Net sales	$52,664	$21,741	$34,977	$5,368	$114,750
Cost of sales	11,737	6,388	12,209	2,117
Volume incentives	16,773	8,860	7,231	1,496
Selling, general and administrative (1)	13,864	4,750	9,144	1,394
Segment operating income	$10,290	$1,743	$6,393	$361	$18,787
Unallocated corporate selling, general and administrative expense					(14,513)
Operating income					4,274
Interest and other income, net					268
Interest expense					(24)
Foreign exchange gains, net					3,026
Income from operations before provision for income taxes					$7,544

Three Months Ended June 30, 2024	Asia	Europe	North America	Latin America and Other	Total
Net sales	$49,984	$21,602	$33,563	$5,402	$110,551
Cost of sales	11,974	7,329	10,396	1,965
Volume incentives	16,587	8,647	7,523	1,936
Selling, general and administrative (1)	13,029	4,798	7,869	1,669
Segment operating income (loss)	$8,394	$828	$7,775	$(168)	$16,829
Unallocated corporate selling, general and administrative expense					(11,192)
Operating income					5,637
Interest and other income, net					412
Interest expense					(103)
Foreign exchange losses, net					(1,523)
Income from operations before provision for income taxes					$4,423

Six Months Ended June 30, 2025	Asia	Europe	North America	Latin America and Other	Total
Net sales	$101,317	$45,855	$69,995	$10,831	$227,998
Cost of sales	22,632	13,536	23,774	4,160
Volume incentives	33,142	18,512	14,470	3,080
Selling, general and administrative (1)	26,908	9,899	17,618	2,843
Segment operating income	$18,635	$3,908	$14,133	$748	$37,424
Unallocated corporate selling, general and administrative expense					(26,978)
Operating income					10,446
Interest and other income, net					473
Interest expense					(45)
Foreign exchange gains, net					3,779
Income from operations before provision for income taxes					$14,653

Six Months Ended June 30, 2024	Asia	Europe	North America	Latin America and Other	Total
Net sales	$96,204	$43,898	$70,088	$11,354	$221,544
Cost of sales	22,548	14,533	22,598	4,000
Volume incentives	31,720	17,346	15,202	3,995
Selling, general and administrative (1)	26,726	9,410	16,169	3,251
Segment operating income	$15,210	$2,609	$16,119	$108	$34,046
Unallocated corporate selling, general and administrative expense					(23,785)
Operating income					10,261
Interest and other income, net					475
Interest expense					(115)
Foreign exchange losses, net					(1,543)
Income from operations before provision for income taxes					$9,078
_________________________________________

(1)    Service fees in China totaled $3.4 million and $6.3 million for the three- and six-month periods ended June 30, 2025, respectively, compared to $3.8 million and $6.9 million for the three- and six-month periods ended June 30, 2024. These service fees are included in selling, general and administrative expenses.

The table below reflects sales based upon the sales location where they occurred. From an individual country/region perspective, the United States, Taiwan, Japan and South Korea comprise 10 percent or more of consolidated net sales for the three- and six-month periods ended June 30, 2025 and 2024, as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales:
United States	$32,492	$30,948	$64,966	$64,636
Taiwan	16,728	16,308	34,592	32,100
Japan	13,182	9,693	24,207	18,857
South Korea	12,536	13,449	23,317	25,070
Other	39,812	40,153	80,916	80,881
Total net sales	$114,750	$110,551	$227,998	$221,544

Net sales generated by each product line for the three and six months ended June 30, 2025 and 2024, are as follows (dollar amounts in thousands):

Three Months Ended June 30, 2025	Asia	Europe	North America	Latin America and Other	Total
General health	$20,402	$9,607	$15,705	$1,662	$47,376
Immune	3,983	1,987	3,665	451	10,086
Cardiovascular	12,714	2,639	3,717	390	19,460
Digestive	10,526	5,630	9,251	2,503	27,910
Personal care	2,108	1,315	1,637	245	5,305
Weight management	2,931	563	1,002	117	4,613
Total net sales by segment	$52,664	$21,741	$34,977	$5,368	$114,750

Three Months Ended June 30, 2024	Asia	Europe	North America	Latin America and Other	Total
General health	$19,131	$9,534	$15,032	$1,564	$45,261
Immune	2,249	2,203	3,540	594	8,586
Cardiovascular	13,625	2,296	3,757	401	20,079
Digestive	7,707	5,947	8,555	2,488	24,697
Personal care	1,044	1,145	1,581	270	4,040
Weight management	6,228	477	1,098	85	7,888
Total net sales by segment	$49,984	$21,602	$33,563	$5,402	$110,551

Six Months Ended June 30, 2025	Asia	Europe	North America	Latin America and Other	Total
General health	$38,653	$20,103	$31,304	$3,240	$93,300
Immune	6,855	4,428	8,109	969	20,361
Cardiovascular	26,533	5,204	7,413	823	39,973
Digestive	20,168	12,002	18,185	5,085	55,440
Personal care	3,306	2,946	3,112	489	9,853
Weight management	5,802	1,172	1,872	225	9,071
Total net sales by segment	$101,317	$45,855	$69,995	$10,831	$227,998

Six Months Ended June 30, 2024	Asia	Europe	North America	Latin America and Other	Total
General health	$35,125	$19,336	$31,439	$3,134	$89,034
Immune	3,933	4,538	7,985	1,317	17,773
Cardiovascular	27,599	4,715	7,741	883	40,938
Digestive	16,296	11,860	17,723	5,237	51,116
Personal care	2,336	2,413	3,153	545	8,447
Weight management	10,915	1,036	2,047	238	14,236
Total net sales by segment	$96,204	$43,898	$70,088	$11,354	$221,544

Depreciation and amortization by reportable business segment for the three and six months ended June 30, 2025 and 2024, are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization:
Asia	$481	$545	$979	$1,013
Europe	28	25	56	47
North America	2,979	2,917	5,941	5,576
Latin America and Other	12	12	23	23
Total depreciation and amortization	$3,500	$3,499	$6,999	$6,659

From an individual country perspective, only the United States has material balances of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Property, plant and equipment
United States	$31,750	$34,786
Other	4,180	4,799
Total property, plant and equipment	$35,930	$39,585

(8)    Income Taxes

For the three months ended June 30, 2025 and 2024, our provision for income taxes, as a percentage of income before income taxes was 26.8 percent and 66.4 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2025 and 2024, our provision for income taxes, as a percentage of income before income taxes was 29.0 percent and 56.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2025, was primarily attributed to operations in foreign countries which are treated as a branch for U.S. tax purposes, partially offset by favorable adjustments to deferred tax assets, foreign derived intangible income deduction and foreign tax credits.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2024, was primarily attributed to operations in foreign countries which are treated as a branch for U.S. tax purposes and foreign losses that do not provide future tax benefit, partially offset by foreign tax credits.

The difference between the effective tax rate for the three and six months ended June 30, 2025, compared to June 30, 2024, was primarily caused by a decrease in foreign losses year over year that presently do not provide future tax benefit, adjustments to deferred tax assets and reserves for uncertain tax positions which were recorded in the prior period but do not repeat in the current period.

Our U.S. federal income tax returns for 2021 through 2023 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2019 through 2024.

As of June 30, 2025 and December 31, 2024, we had accrued $0.6 million and $0.6 million, respectively, related to unrecognized tax positions net of offsetting tax attributes.

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

(9)    Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and disputes in the United States and foreign jurisdictions. As of June 30, 2025 and December 31, 2024, accrued liabilities were $0.7 million and $0.7 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $2.8 million.
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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of June 30, 2025 and December 31, 2024, accrued liabilities were $0.2 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.9 million.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of June 30, 2025 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$1,041	$—	$—	$1,041
Total assets measured at fair value on a recurring basis	$1,041	$—	$—	$1,041

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

For the six months ended June 30, 2025 and for the year ended December 31, 2024, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the six months ended June 30, 2025 and 2024, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Second Quarter Performance

In the second quarter of 2025, we experienced an increase in our consolidated net sales of 3.8 percent (or 2.2 percent in local currencies) compared to the same period in 2024. Asia net sales increased approximately 5.4 percent (or 2.3 percent in local currencies) compared to the same period in 2024. Europe net sales increased approximately 0.6 percent (or decreased 1.6 percent in local currencies) compared to the same period in 2024. North America net sales increased approximately 4.2 percent (or 4.3 percent in local currencies) compared to the same period in 2024. Latin America and Other net sales decreased approximately 0.6 percent (or increased 2.8 percent in local currencies) compared to the same period in 2024. The strengthening of the local currencies versus the U.S. dollar, primarily in our Asian and European markets, resulted in an approximate 1.6 percent, or $1.8 million, increase of our net sales during the quarter.

Cost of sales increased $0.8 million during the three months ended June 30, 2025, compared to the same period in 2024, and as a percentage of net sales were 28.3 percent and 28.6 percent for the three months ended June 30, 2025 and 2024, respectively. The decrease in cost of sales percentage is primarily due to cost savings initiatives, partially offset by unfavorable foreign exchange and market mix.

In absolute terms, selling, general and administrative expenses increased $5.1 million during the three months ended June 30, 2025, compared to the same period in 2024, and as a percentage of net sales were 38.1 percent and 34.9 percent for the three months ended June 30, 2025 and 2024, respectively. The increase was primarily related to the timing of compensation costs, incremental investment in digital marketing and other non-recurring expenses.

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

Net sales related to Eastern Europe for the three and six months ended June 30, 2025 were $13.5 million and $29.3 million, respectively, compared to $14.2 million and $28.9 million for the same periods in 2024. Operating income related to Eastern Europe for the three and six months ended June 30, 2025 was $1.0 million and $2.4 million, respectively, compared to $0.8 million and $2.3 million for the same periods in 2024. As of June 30, 2025, Eastern Europe had assets of $6.0 million net of working capital reserves related to inventories.

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

China Joint Ventures

On June 30, 2025, the Company entered into share purchase agreements with Fosun Industrial Co., Ltd. (“Fosun Industrial” an affiliate of Fosun Pharma) to purchase Fosun Industrial’s interest in the Company's two joint ventures, Nature’s Sunshine Hong Kong Limited and Shanghai Nature’s Sunshine Health Products Co., Ltd., for cash consideration in the amount of $3.9 million and $3.1 million, respectively. The joint venture repurchases are subject to customary closing conditions, including making applicable regulatory submissions to the People’s Republic of China (“PRC”) State Administration for Market Regulation and submitting required applications to the PRC Ministry of Commerce.

Tariffs

While we have not seen a material price increase as a result of tariffs and tariff speculation, we continue to monitor the additional pressure that tariff-related price increases may have. In addition, we are monitoring other effects of tariffs on our business, including the price, availability and quality of raw materials and other ingredients. While we expect higher tariffs to impact our costs in 2025, we do not expect the impact to be material.

Inflation

Like many other companies, we are facing significant inflationary pressures in the global economy. Our operations have been, and may continue to be, adversely impacted by inflation, primarily from higher costs of raw materials, labor, production, distribution and transportation costs.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended June 30, 2025 and 2024 (dollar amounts in thousands):

Three Months Ended June 30,	2025		2024		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$114,750	100.0%	$110,551	100.0%	$4,199	3.8%
Cost of sales	32,451	28.3	31,664	28.6	787	2.5
Gross profit	82,299	71.7	78,887	71.4	3,412	4.3
Volume incentives	34,360	29.9	34,693	31.4	(333)	(1.0)
SG&A expenses	43,665	38.1	38,557	34.9	5,108	13.2
Operating income	4,274	3.7	5,637	5.1	(1,363)	(24.2)
Other income (loss), net	3,270	2.8	(1,214)	(1.1)	4,484	369.4
Income before income taxes	7,544	6.6	4,423	4.0	3,121	70.6
Provision for income taxes	2,025	1.8	2,935	2.7	(910)	(31.0)
Net income	$5,519	4.8%	$1,488	1.3%	$4,031	270.9%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

Six Months Ended June 30,	2025		2024		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$227,998	100.0%	$221,544	100.0%	$6,454	2.9%
Cost of sales	64,102	28.1	63,679	28.7	423	0.7
Gross profit	163,896	71.9	157,865	71.3	6,031	3.8
Volume incentives	69,204	30.4	68,263	30.8	941	1.4
SG&A expenses	84,246	37.0	79,341	35.8	4,905	6.2
Operating income	10,446	4.6	10,261	4.6	185	1.8
Other income (loss), net	4,207	1.8	(1,183)	(0.5)	5,390	455.6
Income before income taxes	14,653	6.4	9,078	4.1	5,575	61.4
Provision for income taxes	4,250	1.9	5,100	2.3	(850)	(16.7)
Net income	$10,403	4.6%	$3,978	1.8%	$6,425	161.5%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended June 30, 2025 and 2024 (dollar amounts in thousands):

Three Months Ended June 30,	2025	2024	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$52,664	$49,984	5.4%	$1,523	2.3%
Europe	21,741	21,602	0.6	483	(1.6)
North America	34,977	33,563	4.2	(25)	4.3
Latin America and Other	5,368	5,402	(0.6)	(184)	2.8
	$114,750	$110,551	3.8%	$1,797	2.2%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

Six Months Ended June 30,	2025	2024	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$101,317	$96,204	5.3%	$(691)	6.0%
Europe	45,855	43,898	4.5	393	3.6
North America	69,995	70,088	(0.1)	(191)	0.1
Latin America and Other	10,831	11,354	(4.6)	(455)	(0.6)
	$227,998	$221,544	2.9%	$(944)	3.3%

Consolidated net sales for the three and six months ended June 30, 2025, were $114.8 million and $228.0 million, respectively, compared to $110.6 million and $221.5 million for the same period in 2024, which represents an increase of 3.8 percent and 2.9 percent, respectively. The increase for the three months ended June 30, 2025 was primarily related to product sales increases in our Asia and North America operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and six months ended June 30, 2025 increased 2.2 percent and 3.3 percent, respectively, from the same periods in 2024.

Asia

Net sales related to Asia for the three and six months ended June 30, 2025 were $52.7 million and $101.3 million, respectively, compared to $50.0 million and $96.2 million for the same periods in 2024, or an increase of 5.4 percent and 5.3 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2025 increased 2.3 percent and 6.0 percent, respectively, compared to the same periods in 2024.
Notable activity in the following markets contributed to the results of Asia:

In our Taiwan market, net sales increased $0.4 million and $2.5 million, or 2.6 percent and 7.8 percent, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. In local currencies, net sales for the three and six months ended June 30, 2025 decreased 2.9 percent and increased 7.6 percent, respectively, compared to the same periods in 2024. Net sales in local currency decreased for the three months ended June 30, 2025 due to slowing enrollments and consultant engagement. The increase in net sales for the six months ended June 30, 2025 was primarily the result of an increase in active consultants and total orders in the first quarter.

In our Japan market, net sales increased $3.5 million and $5.4 million, or 36.0 percent and 28.4 percent, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. In local currencies, net sales for the three and six months ended June 30, 2025 increased 26.9 percent and 25.4 percent, respectively, compared to the same periods in 2024. The increase in net sales was primarily the result of strong customer acquisition driving an increase in total orders and average order size.

In our South Korea market, net sales decreased $0.9 million and $1.8 million, or 6.8 percent and 7.0 percent, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. In local currency, net sales for the three and six months ended June 30, 2025 decreased 4.5 percent and 1.8 percent, respectively, compared to the same periods in 2024. The decrease in net sales was primarily the result of challenging macroeconomic factors.

In our China market, net sales were flat for the three months ended June 30, 2025, compared to the same period in 2024. Net sales for the six months ended June 30, 2025 were $0.6 million, or down 3.4 percent, compared to the same period in 2024. In local currencies, net sales for the three and six months ended June 30, 2025 decreased 0.1 percent and 2.8 percent, respectively, compared to the same periods in 2024. The decrease in net sales was primarily the result of challenging macroeconomic factors.

Europe

Net sales related to Europe for the three and six months ended June 30, 2025 were $21.7 million and $45.9 million, respectively, compared to $21.6 million and $43.9 million for the same periods in 2024, or increases of 0.6 percent and 4.5 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2025 decreased 1.6 percent and increased 3.6 percent, respectively, compared to the same periods in 2024. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign currency exchange rates had favorable impacts on net sales of $0.5 million and $0.4 million for the three and six months ended June 30, 2025, respectively. Net sales in local currency decreased for the three months ended June 30, 2025 due to the timing of price increases. The increase in net sales for the six months ended June 30, 2025 was primarily the result of improved customer acquisition.

North America

Net sales related to North America for the three and six months ended June 30, 2025 were $35.0 million and $70.0 million, respectively, compared to $33.6 million and $70.1 million for the same periods in 2024, or increased 4.2 percent and decreased 0.1 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2025 increased 4.3 percent and 0.1 percent, respectively, compared to the same periods in 2024.

In the United States, net sales for the three and six months ended June 30, 2025 increased $1.7 million and $0.5 million, or 5.6 percent and 0.8 percent, respectively, compared to the same periods in 2024. The increase was primarily due to improved customer acquisition through our digital channels as well as stabilization of our core business.

Latin America and Other

Net sales related to Latin America and Other markets for the three months ended June 30, 2025 remained flat compared to the same period in 2024, at $5.4 million. For the six months ended June 30, 2025 and 2024, net sales were $10.8 million and $11.4 million, respectively, or a decrease of 4.6 percent. In local currency, net sales for the three and six months ended June 30, 2025 increased 2.8 percent and decreased 0.6 percent, respectively, compared to the same periods in 2024. Fluctuations in foreign currency had unfavorable impacts on net sales of $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

Further information related to our Asia, Europe, North America and Latin America and Other business segments is set forth in Note 7 to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 28.3 percent and 28.1 percent for the three and six months ended June 30, 2025, compared to 28.6 percent and 28.7 percent for the same periods in 2024. The decrease in cost of sales percentage is primarily due to cost savings initiatives, partially offset by unfavorable foreign exchange and market mix.

Volume Incentives

Volume incentives expense as a percent of net sales was 29.9 percent and 30.4 percent for the three and six months ended June 30, 2025, respectively, compared to 31.4 percent and 30.8 percent for the same periods in 2024. The decrease was primarily due to timing of promotional incentives and changes in product pricing and market mix. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various geographies. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China and other miscellaneous operating expenses.

Selling, general and administrative expenses increased $5.1 million and $4.9 million, respectively, to $43.7 million and $84.2 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. Selling, general and administrative expenses were 38.1 percent and 37.0 percent of net sales for the three and six months ended June 30, 2025, compared to 34.9 percent and 35.8 percent for the same periods in 2024. The increase was primarily related to the timing of compensation costs, incremental investment in digital marketing and other non-recurring expenses.

Other Income (Loss), Net

Other income (loss), net, for the three and six months ended June 30, 2025, was income of $3.3 million and $4.2 million, respectively, compared to losses of $1.2 million and $1.2 million during the same periods in 2024, respectively. Other income (loss), net for the three and six months ended June 30, 2025 primarily consisted of foreign exchange gains in Asia and Europe, partially offset by foreign exchange losses in Latin America, that resulted from net changes in foreign currencies.

Income Taxes

For the three months ended June 30, 2025 and 2024, our provision for income taxes, as a percentage of income before income taxes was 26.8 percent and 66.4 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2025 and 2024, our provision for income taxes, as a percentage of income before income taxes was 29.0 percent and 56.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2025, was primarily attributed to operations in certain foreign countries which are treated as a branch for U.S. tax purposes, partially offset by favorable adjustments to deferred tax assets, foreign derived intangible income deduction and foreign tax credits.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2024, was primarily attributed to operations in foreign countries which are treated as a branch for U.S. tax purposes and foreign losses which do not provide future tax benefit, partially offset by foreign tax credits.

The difference between the effective tax rate for the three and six months ended June 30, 2025, compared to June 30, 2024, is primarily caused by a decrease in foreign losses year over year that presently do not provide future tax benefit, adjustments to deferred tax assets and reserves for uncertain tax positions which were recorded in the prior period but do not repeat in the current period.

Our U.S. federal income tax returns for 2021 through 2023 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2019 through 2024.

As of June 30, 2025 and December 31, 2024, we had accrued $0.6 million and $0.6 million, respectively, related to unrecognized tax positions.

On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act. The legislation, among other things, makes permanent, extends, or modifies certain provisions under the 2017 Tax Cuts and Jobs Act, including modifications to the international tax framework. Pursuant to ASC Topic 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment. As such, the impacts of this legislation are not reflected in our results for the three and six months ended June 30, 2025. We are currently evaluating the full impact of this new legislation on our consolidated financial statements.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and six months ended June 30, 2025 and 2024, by business segment.

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

We pay sales commissions, or “volume incentives,” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives and independent service fees are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended June 30, 2025 and 2024, are set forth in the unaudited Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets, digital investments and funding of international expansion. As of June 30, 2025, working capital was $96.0 million, compared to $94.9 million as of December 31, 2024. At June 30, 2025, we had $81.3 million in cash, of which $8.8 million was held in the U.S. and $72.5 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

Six Months Ended June 30,	2025	2024
Operating activities	$6,949	$3,495
Investing activities	(2,460)	(7,040)
Financing activities	(12,853)	(8,311)

Operating Activities

For the six months ended June 30, 2025, operating activities provided cash of $6.9 million, compared to $3.5 million in the same period in 2024. Operating cash flows increased primarily due to improved net income and the timing of payments for accrued liabilities, lease liabilities and prepaid expenses, partially offset by an increase in inventories.

Investing Activities

For the six months ended June 30, 2025, investing activities used $2.5 million, compared to $7.0 million for the same period in 2024, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the six months ended June 30, 2025, financing activities used $12.9 million, compared to $8.3 million for the same period in 2024.

During the six months ended June 30, 2025, we used cash to repurchase 1,011,000 shares of our common stock under the share repurchase program for $12.4 million. On May 6, 2025 we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. At June 30, 2025, the remaining balance available for repurchases under the program was $21.4 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At June 30, 2025, there were no outstanding balances under the Credit Agreement or the Capital Credit Agreement. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our unaudited Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal controls over financial reporting were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately may reduce demand for our products. Such conditions could have a material adverse impact on our business, results of operations and cash flows.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the purchases of our common stock during the fiscal quarter ended June 30, 2025:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
April 1, 2025 to April 30, 2025	128	$11.92	128
May 1, 2025 to May 31, 2025	12	12.30	12
June 1, 2025 to June 30, 2025	833	$12.00	833
Total	973		973	$21,393

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022 we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million shares. On May 6, 2025 we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 973,000 shares of our common stock during the quarter ended June 30, 2025, under the terms of this Board approved plan. Of those shares, 833,000 shares were purchased from Fosun Pharma on June 27, 2025.

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

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

During the six months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Nature’s Sunshine Products, Inc.

Date:	July 31, 2025	/s/ Terrence O. Moorehead
Terrence O. Moorehead,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2025	/s/ L. Shane Jones
L. Shane Jones,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	July 31, 2025	/s/ Jonathan D. Lanoy
Jonathan D. Lanoy,
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)