Form 10-Q
period 2025-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2025-11-06
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

The number of shares of Common Stock, no par value, outstanding on October 24, 2025, was 17,495,563 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended September 30, 2025

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$95,554	$84,700
Accounts receivable, net of allowance for doubtful accounts of $66 and $97, respectively	15,114	9,477
Inventories	67,335	59,443
Prepaid expenses and other	8,081	6,959
Total current assets	186,084	160,579

Property, plant and equipment, net	33,972	39,585
Operating lease right-of-use assets	12,963	12,799
Restricted investment securities - trading	1,107	915
Deferred income tax assets	20,360	17,644
Other assets	10,319	9,333
Total assets	$264,805	$240,855

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,119	$8,912
Accrued volume incentives and service fees	25,387	20,563
Accrued liabilities	31,407	25,399
Deferred revenue	7,536	2,774
Income taxes payable	7,599	4,117
Current portion of operating lease liabilities	4,601	3,927
Total current liabilities	83,649	65,692

Liability related to unrecognized tax benefits	444	628
Long-term portion of operating lease liabilities	9,687	10,277
Deferred compensation payable	1,107	915
Deferred income tax liabilities	1,075	1,007
Other liabilities	2,139	1,345
Total liabilities	98,101	79,864

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 17,560 and 18,483 shares issued and outstanding, respectively	103,553	114,577
Retained earnings	72,821	57,407
Noncontrolling interest	6,202	5,678
Accumulated other comprehensive loss	(15,872)	(16,671)
Total shareholders’ equity	166,704	160,991
Total liabilities and shareholders’ equity	$264,805	$240,855

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

Three Months Ended September 30,	2025	2024
Net sales	$128,339	$114,615
Cost of sales	34,290	32,856
Gross profit	94,049	81,759

Operating expenses:
Volume incentives	39,348	35,521
Selling, general and administrative	45,726	40,954
Operating income	8,975	5,284
Other income:
Interest and other income (loss), net	51	(13)
Interest expense	(26)	(26)
Foreign exchange gains, net	672	2,654
	697	2,615
Income before provision for income taxes	9,672	7,899
Provision for income taxes	4,137	3,253
Net income	5,535	4,646
Net income attributable to noncontrolling interests	201	299
Net income attributable to common shareholders	$5,334	$4,347

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.30	$0.23

Diluted earnings per share attributable to common shareholders	$0.30	$0.23

Weighted average basic common shares outstanding	17,638	18,512
Weighted average diluted common shares outstanding	18,034	18,890

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

Nine Months Ended September 30,	2025	2024
Net sales	$356,337	$336,159
Cost of sales	98,392	96,535
Gross profit	257,945	239,624

Operating expenses:
Volume incentives	108,552	103,784
Selling, general and administrative	129,972	120,295
Operating income	19,421	15,545
Other income:
Interest and other income, net	524	462
Interest expense	(71)	(141)
Foreign exchange gains, net	4,451	1,111
	4,904	1,432
Income before provision for income taxes	24,325	16,977
Provision for income taxes	8,387	8,353
Net income	15,938	8,624
Net income attributable to noncontrolling interests	524	607
Net income attributable to common shareholders	$15,414	$8,017

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.85	$0.43

Diluted earnings per share attributable to common shareholders	$0.83	$0.42

Weighted average basic common shares outstanding	18,174	18,661
Weighted average diluted common shares outstanding	18,563	19,115

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

Three Months Ended September 30,	2025	2024
Net income	$5,535	$4,646
Foreign currency translation gain (loss) (net of tax)	(1,404)	1,639
Total comprehensive income	$4,131	$6,285

Nine Months Ended September 30,	2025	2024
Net income	$15,938	$8,624
Foreign currency translation gain (net of tax)	799	201
Total comprehensive income	$16,737	$8,825

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2024	18,483	$114,577	$57,407	$5,678	$(16,671)	$160,991
Share-based compensation expense	—	1,300	—	—	—	1,300
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	29	(255)	—	—	—	(255)
Repurchase of common stock	(38)	(476)	—	—	—	(476)
Net income	—	—	4,747	137	—	4,884
Other comprehensive income	—	—	—	—	656	656
Balance at March 31, 2025	18,474	$115,146	$62,154	$5,815	$(16,015)	$167,100
Share-based compensation expense	—	1,638	—	—	—	1,638
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	134	(244)	—	—	—	(244)
Repurchase of common stock	(973)	(11,878)	—	—	—	(11,878)
Net income	—	—	5,333	186	—	5,519
Other comprehensive income	—	—	—	—	1,547	1,547
Balance at June 30, 2025	17,635	$104,662	$67,487	$6,001	$(14,468)	$163,682
Share-based compensation expense	—	1,286	—	—	—	1,286
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	43	(373)	—	—	—	(373)
Repurchase of common stock	(118)	(2,022)	—	—	—	(2,022)
Net income	—	—	5,334	201	—	5,535
Other comprehensive loss	—	—	—	—	(1,404)	(1,404)
Balance at September 30, 2025	17,560	$103,553	$72,821	$6,202	$(15,872)	$166,704

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2023	18,875	$119,694	$49,711	$5,482	$(15,347)	$159,540
Share-based compensation expense	—	1,369	—	—	—	1,369
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	16	(152)	—	—	—	(152)
Repurchase of common stock	(105)	(1,848)	—	—	—	(1,848)
Net income	—	—	2,321	169	—	2,490
Other comprehensive loss	—	—	—	—	(1,692)	(1,692)
Balance at March 31, 2024	18,786	$119,063	$52,032	$5,651	$(17,039)	$159,707
Share-based compensation expense	—	1,261	—	—	—	1,261
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	70	(434)	—	—	—	(434)
Repurchase of common stock	(348)	(5,876)	—	—	—	(5,876)
Net income	—	—	1,349	139	—	1,488
Other comprehensive income	—	—	—	—	254	254
Balance at June 30, 2024	18,508	$114,014	$53,381	$5,790	$(16,785)	$156,400
Share-based compensation expense	—	950	—	—	—	950
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	46	(307)	—	—	—	(307)
Repurchase of common stock	(56)	(711)	—	—	—	(711)
Net income	—	—	4,347	299	—	4,646
Other comprehensive income	—	—	—	—	1,639	1,639
Balance at September 30, 2024	18,498	$113,946	$57,728	$6,089	$(15,146)	$162,617

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

Nine Months Ended September 30,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,938	$8,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,538	10,195
Non-cash lease expense	3,792	4,386
Share-based compensation expense	4,223	3,580
Loss on sale of property, plant and equipment	—	1,330
Deferred income taxes	(2,104)	26
Purchase of trading investment securities	(94)	(126)
Proceeds from sale of trading investment securities	14	95
Realized and unrealized gains on investments	(112)	(113)
Foreign exchange gains	(4,451)	(1,111)
Changes in assets and liabilities:
Accounts receivable	(5,254)	(2,563)
Inventories	(6,428)	4,392
Prepaid expenses and other current assets	(1,323)	(3,588)
Other assets	(465)	(444)
Accounts payable	(2,401)	838
Accrued volume incentives and service fees	4,165	(876)
Accrued liabilities	5,412	(7,759)
Deferred revenue	4,615	(46)
Lease liabilities	(3,883)	(4,492)
Income taxes payable	2,814	180
Liability related to unrecognized tax benefits	235	442
Deferred compensation payable	192	144
Net cash provided by operating activities	25,423	13,114
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,143)	(8,776)
Net cash used in investing activities	(4,143)	(8,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	1,823	40,172
Principal payments of revolving credit facility	(1,823)	(40,172)
Payments related to tax withholding for net-share settled equity awards	(872)	(893)
Repurchase of common stock	(14,376)	(8,436)
Net cash used in financing activities	(15,248)	(9,329)
Effect of exchange rates on cash and cash equivalents	4,822	1,322
Net increase (decrease) in cash and cash equivalents	10,854	(3,669)
Cash and cash equivalents at the beginning of the period	84,700	82,373
Cash and cash equivalents at the end of the period	$95,554	$78,704
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$7,699	$9,782
Cash paid for interest	71	141

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of September 30, 2025, and for the three- and nine-month periods ended September 30, 2025 and 2024. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2025.

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

Noncontrolling Interests

Noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. Net income attributable to the noncontrolling interests was $0.3 million and $0.6 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, noncontrolling interests were $6.2 million and $5.7 million, respectively.

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$22,810	$21,312
Work in progress	1,277	1,011
Finished goods	43,248	37,120
Total inventories	$67,335	$59,443

(3)    Restricted Investment Securities - Trading

Our trading securities portfolio totaled $1.1 million at September 30, 2025, and $0.9 million at December 31, 2024, and generated gains of $0.1 million and $41,000 for the three months ended September 30, 2025 and 2024, respectively, and gains of $0.1 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022, the Credit Agreement was amended to extend the term to mature on July 1, 2027. On September 11, 2024, the Credit Agreement was amended to modify the calculation of interest. Interest under the amended Credit Agreement is the greater of SOFR Daily Floating Rate or the Index Floor, plus 1.50 percent (5.76 percent as of September 30, 2025), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At September 30, 2025 and December 31, 2024, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of September 30, 2025, we were in compliance with the debt covenants set forth in the Credit Agreement.

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

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2025 and 2024 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common shareholders	$5,334	$4,347	$15,414	$8,017

Basic weighted average shares outstanding	17,638	18,512	18,174	18,661

Basic earnings per share attributable to common shareholders	$0.30	$0.23	$0.85	$0.43

Diluted shares outstanding:
Basic weighted-average shares outstanding	17,638	18,512	18,174	18,661
Stock-based awards	396	378	389	454
Diluted weighted-average shares outstanding	18,034	18,890	18,563	19,115

Diluted earnings per share attributable to common shareholders	$0.30	$0.23	$0.83	$0.42

Dilutive shares excluded from diluted-per-share amounts:
Share-based awards	710	754	710	754

Anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	—	—	—	—

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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. On May 6, 2025 we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the nine months ended September 30, 2025 and 2024, we repurchased 1,129,000 and 509,000 shares of our common stock for $14.4 million and $8.4 million including excise taxes, respectively. At September 30, 2025, the remaining balance available for repurchases under the program was $19.3 million.

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

Stock option activity for the nine-month period ended September 30, 2025, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2024	75	$11.25	$3.85
Granted	—	—	—
Forfeited or canceled	(25)	11.21	3.16
Exercised	(25)	9.05	3.46
Options outstanding at September 30, 2025	25	$13.50	$4.94

There was no share-based compensation expense for the three- and nine-month periods ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, there was no unrecognized share-based compensation expense related to the grants described above.

At September 30, 2025, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 25,000 shares of common stock was $51,000. At December 31, 2024, the aggregate intrinsic value of outstanding and exercisable options to purchase 75,000 shares of common stock was $0.3 million.

For the nine months ended September 30, 2025, we issued 25,000 shares of common stock upon the exercise of stock options at an average exercise price of $9.05 per share. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2025, was $0.1 million. For the nine months ended September 30, 2025, we recognized $0.1 million of tax benefits from the exercise of stock options.

For the nine months ended September 30, 2024, no shares of common stock were issued upon the exercise of stock options.

As of September 30, 2025 and December 31, 2024, we did not have any unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to adjusted EBITDA growth, stock price levels and/or total shareholder return ("TSR"). RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At September 30, 2025 and December 31, 2024, there were 78,000 and 110,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the nine-month period ended September 30, 2025, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2024	1,248	$12.29
Granted	572	14.90
Forfeited	(154)	9.73
Issued	(270)	12.83
Restricted Stock Units outstanding at September 30, 2025	1,396	13.54

During the nine-month period ended September 30, 2025, we granted 572,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of time-based RSUs, adjusted EBITDA and TSR performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $13.96 per share and vest in annual installments from the grant date over a one- to three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $14.74 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date. The TSR performance-based RSUs were issued with a weighted-average grant date fair value of $17.44 per share and vest upon achieving TSR targets at both a two- and three-year measurement date from the grant date.

Share-based compensation expense related to time-based RSUs for the three-month periods ended September 30, 2025 and 2024, was approximately $0.9 million and $0.7 million, respectively. Share-based compensation expense related to time-based RSUs for the nine-month periods ended September 30, 2025 and 2024, was approximately $2.9 million and $2.6 million, respectively. As of September 30, 2025 and December 31, 2024, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $3.4 million and $2.4 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.7 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended September 30, 2025 and 2024, was $0.4 million and $0.3 million, respectively. Share-based compensation expense related to performance-based RSUs for the nine-month periods ended September 30, 2025 and 2024, was $1.3 million and $0.9 million, respectively. Should we attain all the metrics related to performance-based RSU grants, we would recognize up to $7.2 million of potential share-based compensation expense. We currently expect to recognize an additional $3.5 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 70,000 and 63,000 shares for the nine-month periods ended September 30, 2025 and 2024, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

The Company's chief operating decision maker ("CODM") is our chief executive officer. The CODM assesses the performance of each segment using operating income. The CODM reviews the performance of each segment using monthly internal reports which provide variance analysis of actual results by segment compared to budget, forecast and prior year. The CODM uses this information when making decisions about the allocation of operating resources to each segment. The CODM does not evaluate reportable segments using asset or liability information.

Reportable business segment information for the three and nine months ended September 30, 2025 and 2024, is as follows (dollar amounts in thousands):

Three Months Ended September 30, 2025	Asia	Europe	North America	Latin America and Other	Total
Net sales	$64,725	$22,107	$36,224	$5,283	$128,339
Cost of sales	13,906	6,464	12,043	1,877
Volume incentives	21,524	8,726	7,383	1,715
Selling, general and administrative (1)	16,177	4,599	9,009	1,416
Segment operating income	$13,118	$2,318	$7,789	$275	$23,500
Unallocated corporate selling, general and administrative expense					(14,525)
Operating income					8,975
Interest and other income, net					51
Interest expense					(26)
Foreign exchange gains, net					672
Income from operations before provision for income taxes					$9,672

Three Months Ended September 30, 2024	Asia	Europe	North America	Latin America and Other	Total
Net sales	$55,293	$19,615	$33,631	$6,076	$114,615
Cost of sales	13,357	6,698	10,818	1,983
Volume incentives	18,895	7,676	7,152	1,798
Selling, general and administrative (1)	12,689	4,535	8,218	1,604
Segment operating income	$10,352	$706	$7,443	$691	$19,192
Unallocated corporate selling, general and administrative expense					(13,908)
Operating income					5,284
Interest and other loss, net					(13)
Interest expense					(26)
Foreign exchange gains, net					2,654
Income from operations before provision for income taxes					$7,899

Nine Months Ended September 30, 2025	Asia	Europe	North America	Latin America and Other	Total
Net sales	$166,042	$67,962	$106,219	$16,114	$356,337
Cost of sales	36,538	20,000	35,817	6,037
Volume incentives	54,666	27,238	21,853	4,795
Selling, general and administrative (1)	43,085	14,498	26,627	4,259
Segment operating income	$31,753	$6,226	$21,922	$1,023	$60,924
Unallocated corporate selling, general and administrative expense					(41,503)
Operating income					19,421
Interest and other income, net					524
Interest expense					(71)
Foreign exchange gains, net					4,451
Income from operations before provision for income taxes					$24,325

Nine Months Ended September 30, 2024	Asia	Europe	North America	Latin America and Other	Total
Net sales	$151,497	$63,513	$103,719	$17,430	$336,159
Cost of sales	35,905	21,231	33,416	5,983
Volume incentives	50,615	25,022	22,354	5,793
Selling, general and administrative (1)	39,415	13,945	24,387	4,855
Segment operating income	$25,562	$3,315	$23,562	$799	$53,238
Unallocated corporate selling, general and administrative expense					(37,693)
Operating income					15,545
Interest and other income, net					462
Interest expense					(141)
Foreign exchange gains, net					1,111
Income from operations before provision for income taxes					$16,977
_________________________________________

(1)    Service fees in China totaled $4.6 million and $10.9 million for the three- and nine-month periods ended September 30, 2025, respectively, compared to $3.5 million and $10.4 million for the three- and nine-month periods ended September 30, 2024. These service fees are included in selling, general and administrative expenses.

The table below reflects sales based upon the sales location where they occurred. From an individual country/region perspective, the United States, Taiwan, Japan and South Korea comprise 10 percent or more of consolidated net sales for the three- and nine-month periods ended September 30, 2025 and 2024, as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales:
United States	$33,721	$30,973	$98,687	$95,609
Taiwan	18,854	18,389	53,446	50,489
Japan	17,704	13,287	41,911	32,144
South Korea	15,199	13,894	38,516	38,964
Other	42,861	38,072	123,777	118,953
Total net sales	$128,339	$114,615	$356,337	$336,159

Net sales generated by each product line for the three and nine months ended September 30, 2025 and 2024, are as follows (dollar amounts in thousands):

Three Months Ended September 30, 2025	Asia	Europe	North America	Latin America and Other	Total
General health	$24,817	$9,267	$16,231	$1,571	$51,886
Immune	4,456	2,046	3,778	455	10,735
Cardiovascular	15,935	2,600	4,036	394	22,965
Digestive	13,657	5,788	9,411	2,514	31,370
Personal care	2,365	1,481	1,795	206	5,847
Weight management	3,495	925	973	143	5,536
Total net sales by segment	$64,725	$22,107	$36,224	$5,283	$128,339

Three Months Ended September 30, 2024	Asia	Europe	North America	Latin America and Other	Total
General health	$22,572	$9,194	$15,259	$1,753	$48,778
Immune	2,504	1,685	3,690	589	8,468
Cardiovascular	14,556	2,997	3,630	448	21,631
Digestive	10,905	3,675	8,583	2,846	26,009
Personal care	1,175	765	1,512	309	3,761
Weight management	3,581	1,299	957	131	5,968
Total net sales by segment	$55,293	$19,615	$33,631	$6,076	$114,615

Nine Months Ended September 30, 2025	Asia	Europe	North America	Latin America and Other	Total
General health	$63,470	$29,370	$47,535	$4,811	$145,186
Immune	11,311	6,474	11,887	1,424	31,096
Cardiovascular	42,468	7,804	11,449	1,217	62,938
Digestive	33,825	17,790	27,596	7,599	86,810
Personal care	5,671	4,427	4,907	695	15,700
Weight management	9,297	2,097	2,845	368	14,607
Total net sales by segment	$166,042	$67,962	$106,219	$16,114	$356,337

Nine Months Ended September 30, 2024	Asia	Europe	North America	Latin America and Other	Total
General health	$57,697	$28,530	$46,698	$4,887	$137,812
Immune	6,437	6,223	11,675	1,906	26,241
Cardiovascular	42,155	7,712	11,371	1,331	62,569
Digestive	27,201	15,535	26,306	8,083	77,125
Personal care	3,511	3,178	4,665	854	12,208
Weight management	14,496	2,335	3,004	369	20,204
Total net sales by segment	$151,497	$63,513	$103,719	$17,430	$336,159

Depreciation and amortization by reportable business segment for the three and nine months ended September 30, 2025 and 2024, are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization:
Asia	$466	$496	$1,445	$1,509
Europe	25	23	81	70
North America	3,036	3,005	8,977	8,581
Latin America and Other	12	12	35	35
Total depreciation and amortization	$3,539	$3,536	$10,538	$10,195

From an individual country perspective, only the United States has material balances of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Property, plant and equipment
United States	$29,815	$34,786
Other	4,157	4,799
Total property, plant and equipment	$33,972	$39,585

(8)    Income Taxes

For the three months ended September 30, 2025 and 2024, our provision for income taxes, as a percentage of income before income taxes was 42.8 percent and 41.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2025 and 2024, our provision for income taxes, as a percentage of income before income taxes was 34.5 percent and 49.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2025, was primarily attributed to operations in foreign countries which are treated as a branch for U.S. tax purposes, partially offset by foreign derived intangible income deduction.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2024, was primarily attributed to operations in foreign countries which are treated as a branch for US tax purposes and current year foreign losses that presently do not provide future tax benefit, partially offset by foreign tax credits.

The difference between the effective tax rate for the three months ended September 30, 2025, compared to September 30, 2024, was primarily caused by adjustments to deferred tax assets in the current period.

The difference between the effective tax rate for the nine months ended September 30, 2025, compared to September 30, 2024, was primarily caused by a decrease in foreign losses year over year that presently do not provide future tax benefit, favorable adjustments to valuation allowances recorded during 2025, and a year over year increase to income resulting in tax adjustments having a smaller rate impact in the current period compared to the prior period.

Our U.S. federal income tax returns for 2021 through 2023 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2019 through 2024.

As of September 30, 2025 and December 31, 2024, we had accrued $0.5 million and $0.6 million, respectively, related to unrecognized tax positions net of offsetting tax attributes.

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

(9)    Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and disputes in the United States and foreign jurisdictions. As of September 30, 2025 and December 31, 2024, accrued liabilities were $0.7 million and $0.7 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $2.9 million.
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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of September 30, 2025 and December 31, 2024, accrued liabilities were $0.2 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $2.9 million.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of September 30, 2025 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$1,107	$—	$—	$1,107
Total assets measured at fair value on a recurring basis	$1,107	$—	$—	$1,107

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

For the nine months ended September 30, 2025 and for the year ended December 31, 2024, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the nine months ended September 30, 2025 and 2024, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Third Quarter Performance

In the third quarter of 2025, we experienced an increase in our consolidated net sales of 12.0 percent (or 10.5 percent in local currencies) compared to the same period in 2024. Asia net sales increased approximately 17.1 percent (or 14.9 percent in local currencies) compared to the same period in 2024. Europe net sales increased approximately 12.7 percent (or 10.0 percent in local currencies) compared to the same period in 2024. North America net sales increased approximately 7.7 percent (or 7.8 percent in local currencies) compared to the same period in 2024. Latin America and Other net sales decreased approximately 13.1 percent (or 13.3 percent in local currencies) compared to the same period in 2024. The strengthening of the local currencies versus the U.S. dollar, primarily in our Asian and European markets, resulted in an approximate 1.5 percent, or $1.7 million, increase of our net sales during the quarter.

Cost of sales increased $1.4 million during the three months ended September 30, 2025, compared to the same period in 2024, and as a percentage of net sales were 26.7 percent and 28.7 percent for the three months ended September 30, 2025 and 2024, respectively. The decrease in cost of sales percentage is primarily due to cost savings initiatives, market mix and favorable foreign exchange.

In absolute terms, selling, general and administrative expenses increased $4.8 million during the three months ended September 30, 2025, compared to the same period in 2024, and as a percentage of net sales were 35.6 percent and 35.7 percent for the three months ended September 30, 2025 and 2024, respectively. The increase was primarily related to the timing of compensation costs, incremental investment in digital marketing and consultant events as well as other non-recurring expenses.

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

Eastern Europe

On February 24, 2022, Russian forces launched significant military action against Ukraine. There continues to be sustained conflict and disruption in the region, which is expected to endure for the foreseeable future. Our consultants in the impacted regions, continue to operate their independent businesses, albeit at a reduced level than prior to the start of the conflict. We expect that this will continue to impact our business for the foreseeable future. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia and will consider further actions as appropriate.

More broadly, there could be additional negative impacts to our net sales, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries.

Net sales related to Eastern Europe for the three and nine months ended September 30, 2025 were $13.9 million and $43.2 million, respectively, compared to $12.2 million and $41.1 million for the same periods in 2024. Operating income related to Eastern Europe for the three and nine months ended September 30, 2025 was $1.3 million and $3.7 million, respectively, compared to $0.5 million and $2.8 million for the same periods in 2024. As of September 30, 2025, Eastern Europe had assets of $6.2 million net of working capital reserves related to inventories.

In addition, in November 2024 we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made an initial voluntary self-disclosure of apparent trade controls violations to the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”). In addition, in April 2025 we filed an initial voluntary self-disclosure with the Office of Foreign Asset Control (“OFAC”) relating to the same internal investigation. Following our internal investigation, we filed final voluntary self-disclosures with BIS and OFAC on September 5, 2025. We estimate that such potential violations represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this investigation may include fines or penalties imposed in response to our voluntary disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operation, we are unable to predict the outcome or to reasonably estimate the time it may take to resolve these matters.

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

Tariffs

While we have not seen a material price increase as a result of tariffs and tariff speculation, we continue to monitor the additional pressure that tariff-related price increases may have. In addition, we are monitoring other effects of tariffs on our business, including the price, availability and quality of raw materials and other ingredients. While higher tariffs have begun affecting our costs in 2025, the full-year impact is not expected to be material.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended September 30, 2025 and 2024 (dollar amounts in thousands):

Three Months Ended September 30,	2025		2024		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$128,339	100.0%	$114,615	100.0%	$13,724	12.0%
Cost of sales	34,290	26.7	32,856	28.7	1,434	4.4
Gross profit	94,049	73.3	81,759	71.3	12,290	15.0
Volume incentives	39,348	30.7	35,521	31.0	3,827	10.8
SG&A expenses	45,726	35.6	40,954	35.7	4,772	11.7
Operating income	8,975	7.0	5,284	4.6	3,691	69.9
Other income, net	697	0.5	2,615	2.3	(1,918)	(73.3)
Income before income taxes	9,672	7.5	7,899	6.9	1,773	22.4
Provision for income taxes	4,137	3.2	3,253	2.8	884	27.2
Net income	$5,535	4.3%	$4,646	4.1%	$889	19.1%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

Nine Months Ended September 30,	2025		2024		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$356,337	100.0%	$336,159	100.0%	$20,178	6.0%
Cost of sales	98,392	27.6	96,535	28.7	1,857	1.9
Gross profit	257,945	72.4	239,624	71.3	18,321	7.6
Volume incentives	108,552	30.5	103,784	30.9	4,768	4.6
SG&A expenses	129,972	36.5	120,295	35.8	9,677	8.0
Operating income	19,421	5.5	15,545	4.6	3,876	24.9
Other income, net	4,904	1.4	1,432	0.4	3,472	242.5
Income before income taxes	24,325	6.8	16,977	5.1	7,348	43.3
Provision for income taxes	8,387	2.4	8,353	2.5	34	0.4
Net income	$15,938	4.5%	$8,624	2.6%	$7,314	84.8%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended September 30, 2025 and 2024 (dollar amounts in thousands):

Three Months Ended September 30,	2025	2024	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$64,725	$55,293	17.1%	$1,213	14.9%
Europe	22,107	19,615	12.7	528	10.0
North America	36,224	33,631	7.7	(22)	7.8
Latin America and Other	5,283	6,076	(13.1)	14	(13.3)
	$128,339	$114,615	12.0%	$1,733	10.5%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

Nine Months Ended September 30,	2025	2024	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$166,042	$151,497	9.6%	$522	9.3%
Europe	67,962	63,513	7.0	921	5.6
North America	106,219	103,719	2.4	(213)	2.6
Latin America and Other	16,114	17,430	(7.6)	(441)	(5.0)
	$356,337	$336,159	6.0%	$789	5.8%

Consolidated net sales for the three and nine months ended September 30, 2025, were $128.3 million and $356.3 million, respectively, compared to $114.6 million and $336.2 million for the same period in 2024, which represents an increase of 12.0 percent and 6.0 percent, respectively. The increase was primarily related to product sales increases in our Asia, Europe and North America operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and nine months ended September 30, 2025 increased 10.5 percent and 5.8 percent, respectively, from the same periods in 2024.

Asia

Net sales related to Asia for the three and nine months ended September 30, 2025 were $64.7 million and $166.0 million, respectively, compared to $55.3 million and $151.5 million for the same periods in 2024, or increases of 17.1 percent and 9.6 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2025 increased 14.9 percent and 9.3 percent, respectively, compared to the same periods in 2024.
Notable activity in the following markets contributed to the results of Asia:

In our Taiwan market, net sales increased $0.5 million and $3.0 million, or 2.5 percent and 5.9 percent, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. In local currencies, net sales for the three and nine months ended September 30, 2025 decreased 4.8 percent and increased 3.0 percent, respectively, compared to the same periods in 2024. Net sales in local currency decreased for the three months ended September 30, 2025 primarily due to a reduction in total orders and average order value. The increase in net sales for the nine months ended September 30, 2025 was primarily the result of an increase in active consultants and total orders in the first quarter.

In our Japan market, net sales increased $4.4 million and $9.8 million, or 33.2 percent and 30.4 percent, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. In local currencies, net sales for the three and nine months ended September 30, 2025 increased 31.5 percent and 27.9 percent, respectively, compared to the same periods in 2024. The increase in net sales was primarily the result of strong field fundamentals and timing of event qualifications that drove greater customer acquisition and an increase in total orders and average order value.

In our South Korea market, net sales increased $1.3 million and decreased $0.5 million, or increased 9.4 percent and decreased 1.1 percent, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. In local currency, net sales for the three and nine months ended September 30, 2025 increased 12.4 percent and 3.3 percent, respectively, compared to the same periods in 2024.The increase in net sales was primarily the result of event qualifications that drove greater average order value.

In our China market, net sales increased $3.0 million and $2.4 million, or 35.7 percent and 9.3 percent, for the three and nine months ended September 30, 2025, compared to the same periods in 2024. In local currencies, net sales for the three and nine months ended September 30, 2025 increased 35.8 percent and 9.8 percent, respectively, compared to the same periods in 2024. The increase in net sales was primarily the result of higher total orders driven by improved consultant engagement.

Europe

Net sales related to Europe for the three and nine months ended September 30, 2025 were $22.1 million and $68.0 million, respectively, compared to $19.6 million and $63.5 million for the same periods in 2024, or increases of 12.7 percent and 7.0 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2025 increased 10.0 percent and 5.6 percent, respectively, compared to the same periods in 2024. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign currency exchange rates had favorable impacts on net sales of $0.5 million and $0.9 million for the three and nine months ended September 30, 2025, respectively. Net sales in local currency increased for the three and nine months ended September 30, 2025 primarily as a result of improved customer acquisition and existing customer engagement.

North America

Net sales related to North America for the three and nine months ended September 30, 2025 were $36.2 million and $106.2 million, respectively, compared to $33.6 million and $103.7 million for the same periods in 2024, or increased 7.7 percent and 2.4 percent, respectively. In local currency, net sales for the three and nine months ended September 30, 2025 increased 7.8 percent and 2.6 percent, respectively, compared to the same periods in 2024.

In the United States, net sales for the three and nine months ended September 30, 2025 increased $2.6 million and $3.1 million, or 8.3 percent and 3.2 percent, respectively, compared to the same periods in 2024. The increase was primarily due to improved customer acquisition through our digital channels as well as stabilization of our core business.

Latin America and Other

Net sales related to Latin America and Other markets for the three and nine months ended September 30, 2025 were $5.3 million and $16.1 million, respectively, compared to $6.1 million and $17.4 million for the same periods in 2024, or decreased 13.1 percent and 7.6 percent. In local currency, net sales for the three and nine months ended September 30, 2025 decreased 13.3 percent and 5.0 percent, respectively, compared to the same periods in 2024. Fluctuations in foreign currency had favorable impacts on net sales of $14,000 and unfavorable impacts of $0.4 million for the three and nine months ended September 30, 2025, respectively.

Further information related to our Asia, Europe, North America and Latin America and Other business segments is set forth in Note 7 to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 26.7 percent and 27.6 percent for the three and nine months ended September 30, 2025, compared to 28.7 percent and 28.7 percent for the same periods in 2024. The decrease in cost of sales percentage is primarily due to cost savings initiatives, market mix and favorable foreign exchange.

Volume Incentives

Volume incentives expense as a percent of net sales was 30.7 percent and 30.5 percent for the three and nine months ended September 30, 2025, respectively, compared to 31.0 percent and 30.9 percent for the same periods in 2024. The decrease was primarily due to timing of promotional incentives and changes in product pricing and market mix. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various geographies. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China and other miscellaneous operating expenses.

Selling, general and administrative expenses increased $4.8 million and $9.7 million, respectively, to $45.7 million and $130.0 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Selling, general and administrative expenses were 35.6 percent and 36.5 percent of net sales for the three and nine months ended September 30, 2025, compared to 35.7 percent and 35.8 percent for the same periods in 2024. The increase was primarily related to the timing of compensation costs, incremental investment in digital marketing and consultant events as well as other non-recurring expenses.

Other Income, Net

Other income, net, for the three and nine months ended September 30, 2025, was $0.7 million and $4.9 million, respectively, compared to $2.6 million and $1.4 million during the same periods in 2024, respectively. Other income, net for the three and nine months ended September 30, 2025 primarily consisted of foreign exchange gains in Asia and Europe, partially offset by foreign exchange losses in Latin America, that resulted from net changes in foreign currencies.

Income Taxes

For the three months ended September 30, 2025 and 2024, our provision for income taxes, as a percentage of income before income taxes was 42.8 percent and 41.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2025 and 2024, our provision for income taxes, as a percentage of income before income taxes was 34.5 percent and 49.2 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2025, was primarily attributed to operations in foreign countries which are treated as a branch for U.S. tax purposes, partially offset by foreign derived intangible income deduction.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2024, was primarily attributed to operations in foreign countries which are treated as a branch for U.S. tax purposes and foreign losses which do not provide future tax benefit, partially offset by foreign tax credits.

The difference between the effective tax rate for the three months ended September 30, 2025, compared to September 30, 2024, was primarily caused by adjustments to deferred tax assets in the current period.

The difference between the effective tax rate for the nine months ended September 30, 2025, compared to September 30, 2024, was primarily caused by a decrease in foreign losses year over year that presently do not provide future tax benefit, favorable adjustments to valuation allowances recorded during 2025, and a year over year increase to income resulting in tax adjustments having a smaller rate impact in the current period compared to the prior period.

Our U.S. federal income tax returns for 2021 through 2023 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2019 through 2024.

As of September 30, 2025 and December 31, 2024, we had accrued $0.5 million and $0.6 million, respectively, related to unrecognized tax positions.

On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act. Pursuant to ASC Topic 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment and are reflected in our results for the three and nine months ended September 30, 2025. There was no material impact to our income tax expense or effective tax rate.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and nine months ended September 30, 2025 and 2024, by business segment.

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

We pay sales commissions, or “volume incentives,” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives and independent service fees are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended September 30, 2025 and 2024, are set forth in the unaudited Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets, digital investments and funding of international expansion. As of September 30, 2025, working capital was $102.4 million, compared to $94.9 million as of December 31, 2024. At September 30, 2025, we had $95.6 million in cash, of which $5.8 million was held in the U.S. and $89.8 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

Nine Months Ended September 30,	2025	2024
Operating activities	$25,423	$13,114
Investing activities	(4,143)	(8,776)
Financing activities	(15,248)	(9,329)

Operating Activities

For the nine months ended September 30, 2025, operating activities provided cash of $25.4 million, compared to $13.1 million in the same period in 2024. Operating cash flows increased primarily due to improved net income and the timing of payments for accrued liabilities, accrued volume incentives and service fees and deferred revenue, partially offset by an increase in inventories and reduction in account payables.

Investing Activities

For the nine months ended September 30, 2025, investing activities used $4.1 million, compared to $8.8 million for the same period in 2024, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the nine months ended September 30, 2025, financing activities used $15.2 million, compared to $9.3 million for the same period in 2024.

During the nine months ended September 30, 2025, we used cash to repurchase 1,129,000 shares of our common stock under the share repurchase program for $14.4 million. On May 6, 2025, we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. At September 30, 2025, the remaining balance available for repurchases under the program was $19.3 million.

We maintain a revolving credit agreement with Bank of America, N.A (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At September 30, 2025, there were no outstanding balances under the Credit Agreement or the Capital Credit Agreement. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our unaudited Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal controls over financial reporting were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in November 2024 we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made an initial voluntary self-disclosure of apparent trade controls violations to the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”). In addition, in April 2025 we filed an initial voluntary self-disclosure with OFAC relating to the same internal investigation. Following our internal investigation, we filed final voluntary self-disclosures with BIS and OFAC on September 5, 2025. We estimate that such potential violations represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this matter may include fines or penalties imposed in response to our voluntary self-disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operation, we are unable to predict the outcome or to reasonably estimate the time it may take to resolve these matters.

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

Some of our products require materials that may be subject to these recent tariffs. Any imposition of or increase in tariffs on imports of our products or materials needed to manufacture our products, as well as corresponding price increases for such materials available domestically, could increase our costs. To the extent that we are unsuccessful in finding alternative suppliers that are subject to smaller or no tariffs, negotiating sharing of these costs with our suppliers, or failing to pass cost increases on to our customers, such cost increases could adversely affect our business and results of operations. Higher costs could also inhibit our ability to develop new products and innovations.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the purchases of our common stock during the fiscal quarter ended September 30, 2025:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
July 1, 2025 to July 31, 2025	—	$—	—
August 1, 2025 to August 31, 2025	—	—	—
September 1, 2025 to September 30, 2025	118	$16.94	118
Total	118		118	$19,283

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in shares. On May 6, 2025, we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 118,000 shares of our common stock during the quarter ended September 30, 2025, under the terms of this Board approved plan.

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

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.       EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
10.1(1)	Share Purchase Agreement dated June 30, 2025 between the Company and Fosun Industrial, relating to Nature’s Sunshine Hong Kong Limited
10.2(2)	Share Purchase Agreement dated June 30, 2025 between the Company and Fosun Industrial, relating to Shanghai Nature’s Sunshine Health Products Co., Ltd.
10.3(4)*	Employment Agreement, dated October 10, 2025, 2025 between Nature’s Sunshine Products, Inc. and Kenneth Romanzi
10.4(3)*	Separation Agreement, dated October 10, 2025, between Nature’s Sunshine Products, Inc. and Terrence O. Moorehead
31.1(4)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(4)	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.3(4)	Certification of Chief Accounting Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(5)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(5)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
32.3(5)	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (the cover page XBRL tags are embedded within iXBRL (Inline Extensible Business Reporting Language) document)
_________________________________________

(1)    Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2025, and is incorporated herein by reference.
(2)    Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 7, 2025, and is incorporated herein by reference.
(3)    Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 15, 2025, and is incorporated herein by reference.
(4)    Filed currently herewith.
(5)    Furnished currently herewith.
*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	November 6, 2025	/s/ Kenneth G. Romanzi
Kenneth G. Romanzi,
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	/s/ L. Shane Jones
L. Shane Jones,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 6, 2025	/s/ Jonathan D. Lanoy
Jonathan D. Lanoy,
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)