Form 10-K
period 2025-12-31
NATURES SUNSHINE PRODUCTS INC
filed 2026-03-10
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”
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
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025 was approximately $211,304,715 based on the closing price of $14.79 as quoted by Nasdaq Capital Market on June 30, 2025. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 10% or more of the registrant’s outstanding common stock are the affiliates of the registrant.
The number of shares of Common Stock, no par value, outstanding on February 20, 2026 is 17,507,608 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s year ended December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-K

For the Year Ended December 31, 2025

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
•potential for liability relating to the Company’s full ownership of China business;
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

PART 1

Item 1. Business

The Company

We are a natural health and wellness company primarily engaged in the manufacturing and direct selling of nutritional and personal care products. We are a Utah corporation formed in 1976 with our principal place of business in Lehi, Utah. We sell our products to a sales force of independent consultants who use the products themselves or resell them to consumers.

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

A summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the years ended December 31, 2025 and 2024, by business segment can be found in Note 12, “Business Segment and International Operation Information,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

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

We pay sales commissions, or “volume incentives” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expense. These volume incentives are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the years ended December 31, 2025 and 2024, are set forth in our Consolidated Financial Statements in Item 8 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

Source and Availability of Raw Materials

Raw materials used in the manufacture of our products are generally available from a number of suppliers. During the years ended December 31, 2025 and 2024, we experienced no major complications in obtaining and maintaining adequate sources of raw materials supply. We attempt to ensure the availability of many of our raw materials by contracting, in advance, for our annual requirements. In the past, we have been able to find alternative sources of raw materials when needed. Although there can be no assurance that we will be successful in locating such sources of supply in the future, we believe that we will be able to do so.

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

Compliance with Environmental Laws and Regulations

The nature of our business has not required any material capital expenditures to comply with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment. No material capital expenditures to meet such provisions are anticipated. Such regulatory provisions did not have a material effect upon our results of operations or competitive position during the year ended December 31, 2025.

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

Human Capital

Attracting and retaining top talent in all roles and at all career levels is an integral part to our success. Our hiring practices focus on the skills and qualifications of a candidate relative to the job requirements. As of December 31, 2025, we employed 806 individuals with viewpoints and backgrounds as diverse as the customers we serve around the world. As a responsibility to our team and in an evolving effort, we provide employees with meaningful careers and development opportunities to grow and succeed in an environment built on mutual respect and accountability.

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
Our global operations are subject to numerous trade and economic sanctions and other restrictions imposed by the U.S., the EU and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws and other federal statutes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). Under these laws and regulations, as well as other anti-corruption laws, anti-money-laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices (including cessation of business activities in sanctioned countries or with sanctioned persons or entities) and modifications to compliance programs, which may increase compliance costs and may subject us to fines, penalties and other sanctions. A violation of these laws, regulations, policies or procedures could adversely impact our business, results of operations and financial condition.

For example, in November 2024 we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made an initial voluntary self-disclosure of apparent trade controls violations to the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”). In addition, in April 2025 we filed an initial voluntary self-disclosure with the Office of Foreign Asset Control (“OFAC”) relating to the same internal investigation. Following our internal investigation, we filed final voluntary self-disclosures with BIS and OFAC on September 5, 2025. We estimate that such potential violations being investigated represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this investigation may include fines or penalties imposed in response to our voluntary disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operation, we are unable to predict the outcome or the timing of resolution of these matters.
Although we have implemented policies and procedures in these areas, we cannot assure you that our policies and procedures are sufficient or that directors, officers, employees, representatives, manufacturers, suppliers and agents will not engage in conduct in violation of such policies and procedures.

Laws and regulations regarding direct selling may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets.

Direct selling companies are subject to laws and regulations by various government agencies throughout the world. These laws and regulations are generally intended to prevent fraudulent or deceptive practices, to ensure that sales are made to consumers of the products and that compensation is based primarily upon bone fide sale of products to consumers and not primarily upon the recruitment of other persons as participants in the compensation program. Regulations in some countries in which we operate, including South Korea and China, limit the amount of compensation we can pay to our independent consultants. Failure to comply with these laws and regulations could result in significant penalties, which could have a material adverse effect on our results of operations and financial condition. Violations could result from misconduct by an independent consultant, ambiguity in statutes, changes or new laws and regulations affecting our business, court-related decisions, or changes in regulatory interpretation or enforcement.

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

In recent years, FTC settlements with direct selling companies have required those companies to make material changes to their business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a consultant for personal consumption within allowable limits. If the requirements in FTC settlements or judicial cases lead to new industry standards or rules, our business could be impacted, and we may need to amend one or more of our sales compensation plans. If we are required to make such changes, or if similar requirements are imposed through rulemaking or enforcement actions, our business could be materially harmed.

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

In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations. Additionally, regulatory standards governing dietary supplements continue to evolve, and regulatory authorities may adopt more restrictive interpretations of existing laws and regulations. Such changes could, among other things, require reformulation of certain products to meet new standards, cause us to recall or discontinue certain of our products, impose additional record-keeping or registration requirements, expand documentation of the properties of certain products and expand or alter labeling and/or scientific substantiation requirements. Any or all such requirements could increase our costs of operating the business and have a material adverse effect on our results of operations and financial condition.

The FTC and states’ attorneys general have in the past instituted enforcement actions against cosmetic, dietary supplement and food companies and manufacturers for false and misleading advertising of some of their products. Improper or unsubstantiated product or earnings claims by independent consultants, even where contrary to our policies, may subject us to regulatory investigations, enforcement actions, fines, penalties, product relabeling requirements or reputational harm. The FTC and states’ attorneys general from time to time have initiated investigations and enforcement actions against direct selling companies alleging that the companies operated a pyramid scheme. Although the FTC and states’ attorneys general exercise a substantial degree of subjectivity in determining whether a company is operating a pyramid scheme, the FTC and states’ attorneys general consider whether the compensation received by independent consultants is based primarily on recruitment of other persons as participants in the compensation program and not on bona fide sales of products to consumers. An enforcement action brought by a government agency, like the FTC in the United States, or a class action lawsuit, could adversely affect our reputation and potentially result in significant penalties and costs, either of which could have a material adverse effect on our results of operations and financial condition.

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

Legal and regulatory requirements concerning the direct selling industry generally do not include “bright line” rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts often have discretion in their application of these laws and regulations. The enforcement or interpretation of these laws and regulations by government agencies or courts change from time to time and force us to make appropriate changes to our direct selling system. We periodically become aware of investigations and enforcement actions against other companies in the direct selling industry. Additionally, we could also be subject to challenges by private parties in civil actions, including class action cases brought by plaintiffs’ lawyers. An investigation, adverse judgment or significant settlement from an enforcement agency or a civil class action lawsuit brought against us could have a material adverse effect on our results of operations and financial condition.

If our independent consultants fail to comply with advertising laws, it could adversely affect our results of operations and financial condition.

The advertisement of our products is subject to extensive regulations in most of the markets in which we do business, including the United States. Our independent consultants may fail to comply with such regulations governing the advertising of our products or business opportunity, and regulators may hold us responsible for the violations of our independent consultants. In the U.S., our products are sold principally as dietary supplements and cosmetics and are subject to rigorous FDA regulations limiting the types of therapeutic claims that can be made relating to the products. The treatment or cure of disease, for example, are not permitted claims for our products. In the U.S., the FTC and states’ attorneys general are primarily responsible for providing consumer protection by, among other things, investigating and initiating enforcement actions against business practices it deems deceptive or fraudulent. We cannot ensure that all marketing materials used by our independent consultants comply with applicable regulations, including bans on false and misleading product and earnings potential related claims. If regulators determine that we are responsible for such violations, we could be subjected to investigations, enforcement actions, significant financial penalties, costly mandatory product recalls or relabeling requirements, any of which could have a material adverse effect on our results of operations and financial condition.

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

We are subject to anti-bribery laws, including the Foreign Corrupt Practices Act.

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

As a direct selling company, our revenue depends primarily on the number and productivity of our independent consultants. We, like most direct selling companies, experience high levels of turnover among our independent consultants from year to year who may terminate their service at any time. Generally we need to increase the productivity of our independent consultants and/or retain existing independent consultants and attract additional independent consultants to maintain and/or increase future sales.

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

A significant amount of our net sales in some of our markets is dependent on a few independent consultants and their extensive sales networks. The loss or inactivity of one of these independent consultants who, together with their extensive sales network, generate a significant amount of our net sales could have a material adverse effect on our results of operations and financial condition.

Our business in China is subject to risks associated with integration, compliance, purchase price obligations, and general China-related laws and regulations.

On August 25, 2014, we completed a transaction with Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun Pharma”), which created a joint venture owned 80 percent by us and 20 percent by a wholly owned subsidiary of Fosun Pharma.

On June 30, 2025, we entered into share purchase agreements with Fosun Industrial Co., Ltd. (“Fosun Industrial,” an affiliate of Fosun Pharma) to purchase Fosun Industrial’s interests in our two joint ventures, Nature’s Sunshine Hong Kong Limited and Shanghai Nature’s Sunshine Health Products Co., Ltd., for cash consideration of $3.9 million and $3.1 million, respectively. On December 17, 2025, we completed these purchases, acquiring the interest in Nature’s Sunshine Hong Kong Limited for $3.1 million and the interest in Shanghai Nature’s Sunshine Health Products for total consideration consisting of $2.9 million paid at closing and an additional $1.0 million payable on December 17, 2027.

As a result of these transactions, we now face risks inherent in directly owning and operating these businesses in China (including Hong Kong), including: (i) integration risks as we transition to direct ownership; (ii) compliance risks related to Chinese licensing, regulatory approvals, product registrations, and ongoing regulatory requirements, including PRC laws applicable to Wholly Foreign-Owned Enterprises; (iii) risks related to our ability to satisfy the deferred purchase price obligation due December 17, 2027; and (iv) broader China-related risks, including changes in PRC laws or regulations, foreign exchange controls, restrictions on the repatriation of funds, and potential adverse treatment by Chinese or other authorities. Any failure to manage these risks effectively could have a material adverse effect on our business, results of operations, and financial condition.

Currency exchange rate fluctuations could adversely affect our results of operation and financial condition.

In 2025, we recognized approximately 72.2 percent of our net sales in markets outside the United States, the majority of which were recognized in each market’s respective local currency. We purchase inventory from companies in foreign markets and in the United States, primarily in U.S. dollars. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using average exchange rates. Because a majority of our sales are in foreign countries, exchange rate fluctuations may have a significant effect on net sales and earnings. Our reported earnings have in the past been, and are likely to continue to be, significantly affected by fluctuations in currency exchange rates with net sales and earnings generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar.

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

We manufacture a significant portion of our products at our manufacturing facility located in Spanish Fork, Utah. As a result, we are dependent on the uninterrupted and efficient operation of our manufacturing facility in Spanish Fork and our distribution facilities throughout the country. Our manufacturing and distribution facilities are subject to the risk of catastrophic loss due to, among other things, earthquake, fire, flood, epidemic, terrorism or other natural or man-made disasters, as well as the occurrence of significant equipment failures. If any of these facilities were to experience a catastrophic loss, it would be expected to disrupt our operations and could have a material adverse effect on our results of operations and financial condition. We source many of our ingredients and some of our finished products through third-party suppliers. If any of our third-party suppliers were to suffer a catastrophic loss, it would cause delays in our manufacturing and could have a material effect on our results of operations and financial condition.

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
•a widespread pandemic and measures taken in response by governments and businesses worldwide to contain its spread, including quarantines, facility closures, travel and logistics restrictions, border controls and shelter in place or stay at home and social distancing orders.

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

We are vulnerable to risks associated with importing and exporting materials and products manufactured both at our manufacturing facility and third-party manufacturing facilities including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion and inspection processes or other port- of-entry limitations or restrictions in the United States. Failure to procure materials needed to manufacture our products and to deliver merchandise to our independent consultants and customers in a timely, effective and economically viable manner could reduce our sales and gross margins, damage our brand and harm our business.

We also rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers and to our independent consultants and customers. Labor shortages at our own facilities, ports, our common carriers or our suppliers or manufacturers could harm our business, particularly if labor shortages occur during periods of significant importing or manufacturing, potentially resulting in delayed or canceled orders by customers and unanticipated inventory accumulation or shortages. These and similar disruptions could result in harm to our business, results of operations and financial condition.

In addition, we rely on independent land-based and air freight carriers for product shipments to our independent consultants and customers who purchase our products. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive products from suppliers or deliver products to retail partners or customers in a timely and cost-effective manner.

Accordingly, we are subject to risks including treaties, tariffs, sanctions, labor disputes, union organizing activity, inclement weather, public health crises such as pandemics or epidemics and increased transportation costs associated with our third-party contract manufacturers’ and carriers’ ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises the cost to deliver products may rise, which could harm our profitability.

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

The accuracy of our financial reporting and safeguarding of our assets depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect financial loss or misstatements. Failure to maintain effective internal control over financial reporting or lapses in disclosure controls and procedures could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis or prevent or timely detect unauthorized wire transfers, which could cause investors to lose confidence in our internal controls (including with respect to financial information), require significant resources to remediate the lapse or deficiency and expose us to legal or regulatory proceedings.

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

Maintaining compliance with these evolving regulations and requirements could be difficult and may increase costs. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, consultant or guest data which could adversely affect our reputation, disrupt our operations or result in remedial and other costs, fines or lawsuits, which could have a material adverse effect on our results of operations and financial condition. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cybersecurity threats of varying degrees and types. Our infrastructure may be vulnerable to these attacks, and in some cases, it could take time to discover them. Breaches of our data systems, or those of our vendors, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, could result in material interruptions or malfunctions in our or such vendors’ websites, applications, data processing, or disruption of other business operations. For example, in February 2023 we were targeted by a sophisticated social engineering attack, in which a third party fraudulently induced personnel at our wholly owned subsidiary in Japan to make wire transfers. Similar incidents could occur in the future and could result in additional losses, regulatory inquiries, litigation or reputational harm.

For various reasons or circumstances, our employees may work remotely. During such times, remote access heightens the risk of a cyber-attack. Additionally, outside parties may attempt to fraudulently induce employees, users or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force, disruption of our operations and damage to our reputation. These risks are heightened as we work with third-party partners and as our sales force uses social media, as the partners and social media platforms could be vulnerable to the same types of breaches.

The storage, processing and use of data, some of which contain personal information, are subject to complex and evolving privacy and data protection laws and regulations that could adversely affect our results of operation and financial condition.

Some data we store, process and use contains personal information which subjects us to a variety of privacy, rights of publicity, data protection, content, protection of minors and consumer protection laws and regulations in the United States and other countries. Such laws and regulations may impose significant fines or penalties and can be particularly restrictive. The application and interpretation of these laws and regulations are often uncertain and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in growth, retention or engagement, any of which could have a material adverse effect on our results of operations and financial condition.

We cannot guarantee that the privacy policies and other statements regarding our practices will be found to be sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information. Whether and how existing domestic and international privacy and consumer protection laws and regulations apply is still uncertain. If privacy laws and regulations are drafted or interpreted broadly, they could be deemed to apply to the technology we use and could restrict our information collection methods or decrease the utility of information we would be permitted to store, process or use. The costs of compliance with these and other laws or regulatory actions may prevent us from selling our products, or increase the costs of doing so, and may affect our ability to invest in or develop products. In addition, a determination by a court or government agency that any of our practices, or those of our independent consultants, do not meet these standards could result in liability or adverse publicity, which could have a material adverse effect on our results of operations and financial condition.

System failures could adversely affect our results of operations and financial condition.

Like many companies, our business is highly dependent upon our information technology infrastructure (websites, accounting and manufacturing applications and product and customer information databases) effectively and efficiently manage our operations, including order entry, customer billing, accurate tracking of purchases and volume incentives and managing accounting, finance and manufacturing operations. The occurrence of a natural disaster, security breach or other unanticipated problem could result in interruptions in our day-to-day operations that could adversely affect our business. A long-term failure or impairment of any of our information systems could have a material adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve and recover from security incidents in a timely manner. Our Board of Directors assesses risks based on probability and potential impact to key business systems and processes as part of our overall risk management program overseen by the by the Risk Management Committee of the Board of Directors. Our Data Breach Response Team performs annual cybersecurity tabletop incident response exercises, pursuant to our Data Breach Response Policy and Plan. Risks that are considered high are incorporated into our overall risk management program. We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These include cybersecurity assessors, consultants and other external cybersecurity experts to assist in the identification, verification and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services. Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations or financial condition. However, we cannot guarantee that cybersecurity incidents will not occur in the future or that any such incidents will not have a material adverse effect on our business strategy, results of operations or financial condition. See our risk factor “Cybersecurity risks and the failure to maintain the integrity of data could expose us to data loss, litigation and liability, which could adversely affect our results of operations and financial condition” in Part I, Item 1A. “Risk Factors” for additional details regarding cybersecurity risks and potential impacts on our business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market and Share Prices

Our common stock is traded on the Nasdaq Capital Market (symbol “NATR”).

The approximate number of our shareholders of record as of February 20, 2026, was 1,030. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Recent Sales of Unregistered Securities

None

Dividends

The declaration of future dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

No dividend was paid during the year ended December 31, 2025.

Issuer Stock Purchases

The following table summarizes the purchases of our common stock during the quarter ended December 31, 2025:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
October 1, 2025 to October 31, 2025	65	$15.40	65
November 1, 2025 to November 30, 2025	66	13.93	66
December 1, 2025 to December 31, 2025	—	$—	—
Total	131		131	$17,350

(1) On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. On May 6, 2025, we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the year ended December 31, 2025, we repurchased 1,260,000 shares of our common stock for $16.3 million. At December 31, 2025, the remaining balance available for repurchases under the program was $17.4 million.

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

Performance Graph

The graph below depicts our common stock as an index, assuming $100.00 was invested on December 31, 2020, along with the composite prices of companies listed on the Nasdaq Capital Market and a selection of our peer group. Standard & Poor’s Investment Services provided this information. The comparisons in the graph are not intended to forecast or be indicative of the possible future performance of our common stock. The publicly-traded companies that comprise this peer group include Herbalife Ltd., LifeVantage Corporation, Nu Skin Enterprises, Inc. and USANA Health Sciences, Inc. We consider these companies to be representative of our peer group as they have similar product lines and distribution techniques.

The material in this section captioned “Performance Graph” is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall the material in this section be deemed to be incorporated by reference in any registration statement or other document filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) except to the extent we specifically and expressly incorporate it by reference into such filing.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Nature’s Sunshine Products, Inc.	$100.00	$130.66	$58.76	$122.12	$103.54	$152.42
Nasdaq Index	100.00	122.18	82.43	119.22	154.48	187.14
Peer Group	100.00	94.98	51.83	40.79	21.97	25.66

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

OVERVIEW

Our Business, Industry and Target Market

We are a global leader in manufacturing and marketing high-quality herbal and nutritional supplements. We are a Utah corporation with our principal place of business in Lehi, Utah, and sell our products directly to customers and to a sales force of independent consultants who resell our products to consumers.

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

2025 Performance

In 2025, we experienced an increase in our consolidated net sales of 5.7 percent (or 5.3 percent in local currencies) compared to 2024. Asia net sales increased approximately 6.7 percent (or 6.4 percent in local currencies) compared to 2024. Europe net sales increased approximately 9.8 percent (or 7.8 percent in local currencies) compared to 2024. North America net sales increased approximately 3.4 percent (or 3.6 percent in local currencies) compared to 2024. Latin America and Other net sales decreased approximately 5.5 percent (or 4.2 percent in local currencies) compared to 2024. The strengthening of the U.S. dollar versus the local currencies, primarily in our Europe and Asia markets, resulted in an approximate 0.4 percent, or $1.8 million, increase of our net sales during the year ended December 31, 2025.

Cost of sales increased $2.7 million during 2025, compared to the same period in 2024, and as a percentage of net sales, were 27.6 percent and 28.5 percent for 2025 and 2024, respectively. The decrease in cost of sales percentage is primarily due to cost savings initiatives and market mix.

In absolute terms, selling, general and administrative expenses increased $14.4 million during 2025, and as a percentage of net sales, were 37.2 percent and 36.1 percent for 2025 and 2024, respectively. The increase was primarily related to the timing of compensation costs, incremental investment in digital marketing and consultant events, increased service fees due to China’s higher net sales, as well as other non-recurring expenses.

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

Eastern Europe

On February 24, 2022, Russian forces launched significant military action against Ukraine. There continues to be sustained conflict and disruption in the region, which is expected to endure for the foreseeable future. Our consultants in the impacted regions continue to operate their independent businesses, albeit at a reduced level than prior to the start of the conflict. We expect that this will continue to impact our business for the foreseeable future. We will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia and will consider further actions as appropriate.

More broadly, there could be additional negative impacts to our net sales, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries.

Net sales related to Eastern Europe for the years ended December 31, 2025 and 2024, were $60.0 million and $54.8 million, respectively. Operating income related to Eastern Europe for the years ended December 31, 2025 and 2024, were $4.7 million and $4.2 million, respectively. As of December 31, 2025, Eastern Europe had assets of $5.0 million, net of working capital reserves related to inventories.

In November 2024, we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made an initial voluntary self-disclosure of apparent trade controls violations to the U.S. Department of Commerce's

Bureau of Industry and Security (“BIS”). In addition, in April 2025, we filed an initial voluntary self-disclosure with the Office of Foreign Asset Control (“OFAC”) relating to the same internal investigation. Following our internal investigation, we filed final voluntary self-disclosures with BIS and OFAC on September 5, 2025. We estimate that such potential violations represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this investigation may include fines or penalties imposed in response to our voluntary disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operation we are unable to predict the outcome or the timing of resolution of these matters.

China Joint Ventures

On June 30, 2025, we entered into share purchase agreements with Fosun Industrial Co., Ltd. (“Fosun Industrial,” an affiliate of Fosun Pharma) to purchase Fosun Industrial’s interest in our two joint ventures, Nature’s Sunshine Hong Kong Limited and Shanghai Nature’s Sunshine Health Products Co., Ltd., for cash consideration in the amount of $3.9 million and $3.1 million, respectively.

On December 17, 2025, we completed the purchase of Fosun Industrial’s interests in both joint ventures. We acquired the interests in Nature’s Sunshine Hong Kong Limited for cash consideration of $3.1 million and acquired the interest in Shanghai Nature’s Sunshine Health Products for total consideration consisting of $2.9 million paid at closing and an additional $1.0 million payable on December 17, 2027.

Tariffs

While we did not experience material impacts as a result of tariffs in 2025, we continue to monitor the additional pressure that tariff-related price increases may have on our business, including the price, availability and quality of raw materials and other ingredients. We expect that tariffs will continue to adversely affect our costs in 2026.

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

Incentive Trip Accrual

We accrue expenses associated with our direct sales program, which rewards independent consultants with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as the trips are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities in amounts greater or less than the amounts recorded. We had accrued incentive trip costs of approximately $4.8 million and $5.2 million at December 31, 2025 and 2024, respectively, which are included in accrued liabilities in the consolidated balance sheets.

Contingencies

We are involved in certain legal proceedings and disputes. When a loss is considered probable in connection with litigation or non-income tax contingencies and when such loss can be reasonably estimated with a range, we record our best estimate within the range related to the contingency. If there is no best estimate, we record the minimum of the range. As additional information becomes available, we assess the potential liability related to the contingency and revise the estimates. Revisions in estimates of the potential liabilities could materially affect our results of operations in the period of adjustment. Our contingencies are discussed in further detail in Note 11, “Commitments and Contingencies,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and contingent reserves reflect our best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets by us when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future. As of December 31, 2025 and 2024, we had recorded valuation allowances of $20.9 million and $18.9 million, respectively, as offsets to deferred tax assets.

At December 31, 2025, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $5.1 million. The net operating losses will expire at various dates from 2026 through 2036, with the exception of those in some foreign jurisdictions where there is no expiration. As of December 31, 2025, we had approximately $14.8 million of foreign tax and withholding credits. Of the $14.8 million credits, $14.7 million are foreign tax credits, which we do not expect to use before expiration and are offset by a valuation allowance.

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

RESULTS OF OPERATIONS

The following table summarizes our consolidated net income from continuing operations results as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	(27.6)	(28.5)
Gross profit	72.4	71.5

Operating expenses:
Volume incentives	30.1	30.9
Selling, general and administrative	37.2	36.1

Operating income	5.1	4.5

Other income (expense):
Interest and other income, net	0.1	—
Interest expense	—	—
Foreign exchange gains (losses), net	0.9	(0.4)
	1.0	(0.4)

Income from operations before provision for income taxes	6.1	4.1
Provision for income taxes	1.9	2.3

Net income	4.2%	1.8%

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

Year Ended December 31, 2025, as Compared to the Year Ended December 31, 2024

Net Sales

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales, excluding the impact of currency fluctuations for the years ended December 31, 2025 and 2024 (dollar amounts in thousands).

	Net Sales by Operating Segment
	2025	2024	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$221,777	$207,794	6.7%	$668	6.4%
Europe	93,133	84,837	9.8%	1,682	7.8%
North America	143,611	138,849	3.4%	(210)	3.6%
Latin America and Other	21,623	22,884	(5.5)%	(295)	(4.2)%
	$480,144	$454,364	5.7%	$1,845	5.3%

Consolidated net sales for the year ended December 31, 2025, were $480.1 million compared to $454.4 million in 2024, or an increase of approximately 5.7 percent. The increase was related to product sales increases in our Asia, Europe and North America operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the year ended December 31, 2025 would have increased by 5.3 percent from 2024.

Asia

Net sales related to Asia for the year ended December 31, 2025, were $221.8 million compared to $207.8 million for 2024, an increase of 6.7 percent. In local currency, net sales increased by 6.4 percent compared to 2024. Fluctuations in foreign exchange rates had an $0.7 million favorable impact on net sales for the year ended December 31, 2025.

Notable activity in the following markets contributed to the results of Asia:

In our Taiwan market, net sales decreased approximately $3.3 million, or 4.7 percent, for the year ended December 31, 2025, compared to 2024. Fluctuations in foreign exchange rates had a $2.0 million favorable impact on net sales for the year ended December 31, 2025. In local currency, net sales decreased 7.5 percent for the year ended December 31, 2025, compared to 2024. We attribute the decrease in net sales primarily to slower customer acquisition and a reduction in average order value.

In our Japan market, net sales increased approximately $12.1 million, or 27.6 percent, for the year ended December 31, 2025, compared to 2024. Fluctuations in foreign exchange rates had a $0.6 million favorable impact on net sales for the year ended December 31, 2025. In local currency, net sales increased 26.1 percent for the year ended December 31, 2025, compared to 2024. The increase in net sales was primarily the result of strong field fundamentals that drove greater customer acquisition, total orders and average order value.

In our South Korea market, net sales decreased approximately $0.5 million, or 1.0 percent, for the year ended December 31, 2025, compared to 2024. Fluctuations in foreign exchange rates had a $2.2 million unfavorable impact on net sales for the year ended December 31, 2025. In local currency, net sales increased 3.2 percent compared to 2024. The increase in net sales in local currency was primarily the result of greater average order value.

In our China market, net sales increased approximately $6.0 million, or 16.9 percent, for the year ended December 31, 2025, compared to 2024. Fluctuations in foreign exchange rates had minimal impact on net sales for the year ended December 31, 2025. In local currency, net sales increased 16.9 percent for the year ended December 31, 2025, compared to

2024. The increase in net sales was primarily the result a new subscription service that drove greater customer acquisition, total orders and average order value.

Europe

Net sales related to Europe were $93.1 million for the year ended December 31, 2025, compared to $84.8 million for 2024, an increase of 9.8 percent. The functional currency for many of these markets is the U.S. dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign exchange rates had a $1.7 million favorable impact on net sales for the year ended December 31, 2025. Net sales increased primarily as a result of improved customer acquisition and existing customer engagement, as evidenced by expanded total order count and average order size.

North America

Net sales related to North America for the year ended December 31, 2025, were $143.6 million, compared to $138.8 million for 2024, an increase of 3.4 percent. Fluctuations in foreign exchange rates had a $0.2 million unfavorable impact on net sales for the year ended December 31, 2025. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in North America increased by 3.6 percent from 2024.

In the United States, net sales increased $5.5 million, or 4.3 percent, for the year ended December 31, 2025, compared to 2024. The increase was primarily due to improved customer acquisition through our digital channels with a notable increase in subscription sales.

Latin America and Other

Net sales related to Latin America and Other markets for the year ended December 31, 2025, were $21.6 million, compared to $22.9 million for 2024, a decrease of 5.5 percent. Fluctuations in foreign exchange rates had a $0.3 million unfavorable impact on net sales for the year ended December 31, 2025. Excluding the impact of fluctuations in foreign exchange rates, local currency net sales in Latin America and Other decreased by 4.2 percent from 2024.

Further information related to our Asia, Europe, North America and Latin America and Other business segments is set forth in Note 12, “Business Segment and International Operation Information,” to our Consolidated Financial Statements, in Item 8, Part 2 of this report.

Cost of Sales

Cost of sales as a percent of net sales decreased to 27.6 percent in 2025, compared to 28.5 percent in 2024. The decrease in cost of sales percentage is primarily due to cost savings initiatives and market mix.

Volume Incentives

Volume incentives as a percent of net sales decreased to 30.1 percent in 2025, compared to 30.9 percent in 2024. The decrease was primarily due to changes in market mix and the timing of promotional incentives. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various geographies. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses.

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

Selling, general and administrative expenses increased by $14.4 million to $178.4 million for the year ended December 31, 2025. Selling, general and administrative expenses were 37.2 percent and 36.1 percent of net sales for the years ended December 31, 2025 and 2024, respectively. The increase was primarily related to the timing of compensation costs, incremental investment in digital marketing and consultant events, increased service fees due to China’s higher net sales, as well as other non-recurring expenses.

Other Income (Loss), Net

Other income (loss), net, for the years ended December 31, 2025 and 2024, were gains of $5.1 million and losses of $1.7 million, respectively. Other income, for the year ended December 31, 2025 primarily consisted of foreign exchange gains in Europe and Asia, partially offset by foreign exchange losses in North America and Latin America and Other, that resulted from net changes in foreign currencies.

Income Taxes

Our effective tax rate was 31.4 percent for 2025 compared to 57.2 percent for 2024. The decrease in the effective rate from 2024 to 2025 was primarily attributable to the expiration of foreign tax credits in the prior period which did not repeat in the current period and to reduced valuation allowances in some foreign jurisdictions.

The effective rate for 2025 differed from the federal statutory rate of 21.0 percent primarily due to recording a valuation allowance on foreign tax credits which are not expected to be utilized before expiration.

On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act. Pursuant to ASC Topic 740, Income Taxes, the effects of changes in tax law are recognized in the period of enactment and are reflected in our results. There was no material impact to our income tax expense or effective tax rate for the year ended December 31, 2025.

Year Ended December 31, 2024, as Compared to the Year Ended December 31, 2023

For a discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses and costs, including volume incentives, inventory and raw material purchases, capital assets and funding of international expansion. As of December 31, 2025, working capital was $100.3 million, compared to $94.9 million as of December 31, 2024. At December 31, 2025, we had $93.9 million in cash and cash equivalents, of which $87.5 million was held in our foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating activities	$35,321	$25,298
Investing activities	(6,480)	(10,971)
Financing activities	(23,773)	(9,905)

Operating Activities

For the year ended December 31, 2025, operating activities provided cash in the amount of $35.3 million compared to $25.3 million in 2024. Operating cash flows increased primarily due to improved net income, the timing of payments for accrued liabilities, accrued volume incentives and service fees, and deferred revenue, partially offset by an increase in inventories.

Investing Activities

Cash used in investing activities includes cash paid for capital expenditures related to the purchase of equipment, computer systems and software. For the years ended December 31, 2025 and 2024, these amounts were $6.5 million and $11.0 million, respectively.

Financing Activities

For the year ended December 31, 2025, financing activities used $23.8 million in cash, compared to $9.9 million in cash used for the same period in 2024.

For the year ended December 31, 2025, we used cash to repurchase 1,260,000 shares of our common stock under the share repurchase program for $16.3 million. At December 31, 2025, the remaining balance available for repurchases under the program was $17.4 million.

We maintain a revolving credit agreement with Bank of America, N.A. (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the “Capital Credit Agreement”). At December 31, 2025, there were no outstanding balances under the Credit Agreement or the Capital Credit Agreement. Our debt obligations are discussed in greater detail in Note 7, “Revolving Credit Facility and Other Obligations,” to our Condensed Consolidated Financial Statements in Part II, Item 8 of this report.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes information about contractual obligations as of December 31, 2025 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$23,239	$3,963	$7,536	$3,544	$8,196
Self-insurance reserves (1)	647	647		—	—
Other liabilities reflected on the balance sheet (2)	2,132	—	1,000	—	1,132
Unrecognized tax benefits(3)	448	20	—	—	428
Revolving credit facility (4)	—	—	—	—	—
Total	$26,466	$4,630	$8,536	$3,544	$9,756
_______________________________________
(1)    At December 31, 2025, there were $0.9 million of liabilities. We retain a significant portion of the risks associated with certain employee medical benefits and product liability insurance. Recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. Amounts for self-insurance obligations are included in accrued liabilities and other liabilities on the consolidated balance sheet.

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

(2)    At December 31, 2025, there were $1.1 million of liabilities. We provide a non-qualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 100 percent of their annual salary and bonus (less the participant’s share of employment taxes). The deferrals become an obligation owed to the participant by us under the plan. Upon separation of the participant from the service with us, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years. As we cannot easily determine when our officers and key employees will separate from us, we are unable to estimate the years in which cash settlement may occur.

On December 17, 2025, we completed the purchase of Fosun Industrial’s interests in Shanghai Nature’s Sunshine Health Products for total consideration consisting of $2.9 million paid at closing and an additional $1.0 million payable on December 17, 2027, included in other liabilities on the consolidated balance sheet.

(3)    At December 31, 2025, there were $0.4 million of liabilities. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, if any, we are unable to estimate the years in which cash settlement may occur with the respective tax authorities, aside from the current portion.

(4)    We entered into the revolving Credit Agreement with Bank of America, N.A., that permits us to borrow up to $25.0 million through July 1, 2027, bearing interest at the greater of SOFR Daily Floating Rate or the Index Floor, plus 1.50 percent. We must pay an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2025, we had $25.0 million available under this facility. At December 31, 2025, there was no outstanding balance under the Credit Agreement.

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

Foreign Currency Risk

During the year ended December 31, 2025, approximately 72.2 percent of our net sales and approximately 62.5 percent of our operating expenses were realized outside of the United States. Inventory purchases are transacted primarily in U.S. dollars from vendors located in the United States. The local currency of each international subsidiary is generally the functional currency. We conduct business in multiple currencies with exchange rates that are not on a one-to-one relationship with the U.S. dollar. All revenues and expenses are translated at average exchange rates for the periods reported. Therefore, our operating results will be positively or negatively affected by a weakening or strengthening of the U.S. dollar in relation to another fluctuating currency. Given the uncertainty and diversity of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition, but we have provided consolidated sensitivity analyses below of functional currency/reporting currency exchange rate risks. Changes in various currency exchange rates affect the relative prices at which we sell our products. We regularly monitor our foreign currency risks and periodically take measures to reduce the risk of foreign exchange rate fluctuations on our operating results. We do not use derivative instruments for hedging, trading or speculating on foreign exchange rate fluctuations. Additional discussion of the impact on the effect of currency fluctuations has been included in Management’s Discussion and Analysis included in Part II, Item 7 of this report.

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

Exchange rate sensitivity for the year ended December 31, 2025 (dollar amounts in thousands):

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		($)	(%)	($)	(%)	($)	%)
Net sales	$480,144	$(25,140)	(5.2)%	$(36,071)	(7.5)%	$(55,309)	(11.5)%

Cost and expenses:
Cost of sales	132,420	(6,741)	(5.1)%	(9,672)	(7.3)%	(14,830)	(11.2)%
Volume incentives	144,591	(8,727)	(6.0)%	(12,521)	(8.7)%	(19,198)	(13.3)%
Selling, general and administrative	178,390	(4,542)	(2.5)%	(6,517)	(3.7)%	(9,992)	(5.6)%

Operating income	$24,743	$(5,130)	(20.7)%	$(7,361)	(29.7)%	$(11,289)	(45.6)%

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

Exchange Rate Sensitivity of financial assets and liabilities as of December 31, 2025 (dollar amounts in thousands):

		With Strengthening of U.S. Dollar by:
		10%		15%		25%
		(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)	(Loss) ($)	(Loss) (%)
Financial Assets Included in Current Assets Subject to Exchange Rate Risk
Cash and cash equivalents	$93,891	$(7,313)	(7.8)%	$(10,493)	(11.2)%	$(16,090)	(17.1)%
Accounts receivable, net	8,602	(512)	(6.0)%	(734)	(8.5)%	(1,126)	(13.1)%

Financial Liabilities Included in Current Liabilities Subject to Exchange Rate Risk
Accounts payable	8,021	(268)	(3.3)%	(385)	(4.8)%	(591)	(7.4)%

Net Financial Assets Subject to Exchange Rate Risk	$94,472	$(7,557)	(8.0)%	$(10,842)	(11.5)%	$(16,625)	(17.6)%

The following table sets forth the local currencies other than the U.S. dollar in which our assets that are subject to exchange rate risk were denominated as of December 31, 2025, and represent a significant concentration upon translation into U.S. dollars. None of our liabilities that are denominated in a local currency other than the U.S. dollar and that are subject to exchange rate risk represent a significant concentration upon translation into U.S. dollars. We use the spot exchange rate for translating balance sheet items from local currencies into our reporting currency. The respective spot exchange rate for each such local currency meeting the foregoing thresholds is provided in the table as well.

Translation of Cash Amounts Denominated in Local Currency as of December 31, 2025 (dollar amounts in thousands):

	Translated into U.S. Dollars	At Spot Exchange Rate per One U.S. Dollar
Cash and Cash Equivalents
China (Yuan Renminbi)	$41,090	7.0
Taiwan (Dollar)	14,983	31.3
Japan (Yen)	8,599	156.2
Poland (Zloty)	3,665	3.6
South Korea (Won)	3,624	1440.3
Canada (Dollar)	2,750	1.4
Other	5,737	Varies
Total foreign denominated cash and cash equivalents	80,448
U.S. dollars held by foreign subsidiaries	7,037
Total cash and cash equivalents held by foreign subsidiaries	$87,485

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

Year ended December 31,	2025	2024
Canada (Dollar)	1.4	1.4
China (Yuan Renminbi)	7.2	7.2
European Markets (Euro)	0.9	0.9
Japan (Yen)	149.5	151.3
South Korea (Won)	1,421.2	1,362.6
Poland (Zloty)	3.8	4.0
Taiwan (Dollar)	31.1	32.1

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

The functional currency in highly inflationary economies is the U.S. dollar, and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The re-measurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of income. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the years ended December 31, 2025 and 2024, we did not operate in any countries considered to be highly inflationary.

Interest Rate Risk

On December 31, 2025, we did not have any available for sale investments.

On December 31, 2025, we had no outstanding balance on our revolving credit line.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nature’s Sunshine Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
March 10, 2026

We have served as the Company’s auditor since 2007.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

As of December 31,	2025	2024
Assets
Current assets:
Cash and cash equivalents	$93,891	$84,700
Accounts receivable, net of allowance for doubtful accounts of $69 and $97, respectively	8,602	9,477
Inventories	68,312	59,443
Prepaid expenses and other	8,040	6,959
Total current assets	178,845	160,579

Property, plant and equipment, net	32,915	39,585
Operating lease right-of-use assets	17,600	12,799
Restricted investment securities - trading	1,132	915
Deferred income tax assets	20,068	17,644
Other assets	10,586	9,333
Total assets	$261,146	$240,855

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,021	$8,912
Accrued volume incentives and service fees	22,624	20,563
Accrued liabilities	34,080	25,399
Deferred revenue	5,840	2,774
Income taxes payable	4,703	4,117
Current portion of operating lease liabilities	3,270	3,927
Total current liabilities	78,538	65,692

Liability related to unrecognized tax benefits	428	628
Long-term portion of operating lease liabilities	15,630	10,277
Deferred compensation payable	1,132	915
Deferred income tax liabilities	954	1,007
Other liabilities	2,911	1,345
Total liabilities	99,593	79,864

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 17,508 and 18,483 shares issued and outstanding as of December 31, 2025, and 2024, respectively	102,192	114,577
Retained earnings	76,928	57,407
Noncontrolling interest	—	5,678
Accumulated other comprehensive loss	(17,567)	(16,671)
Total shareholders’ equity	161,553	160,991
Total liabilities and shareholders’ equity	$261,146	$240,855

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)

Year Ended December 31,	2025	2024
Net sales	$480,144	$454,364
Cost of sales	(132,420)	(129,676)
Gross profit	347,724	324,688

Operating expenses:
Volume incentives	144,591	140,589
Selling, general and administrative	178,390	164,004
Operating income	24,743	20,095
Other income (expense):
Interest and other income, net	645	177
Interest expense	(98)	(146)
Foreign exchange gains (losses), net	4,522	(1,700)
	5,069	(1,669)
Income from operations before provision for income taxes	29,812	18,426
Provision for income taxes	9,361	10,534
Net income	20,451	7,892
Net income attributable to noncontrolling interests	930	196
Net income attributable to common shareholders	$19,521	$7,696

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$1.08	$0.41

Diluted earnings per share attributable to common shareholders	$1.06	$0.40

Weighted-average basic common shares outstanding	18,005	18,616
Weighted-average diluted common shares outstanding	18,468	19,089

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

Year Ended December 31,	2025	2024
Net income	$20,451	$7,892
Foreign currency translation loss (net of tax)	(896)	(1,324)
Total comprehensive income	19,555	6,568
Net income attributable to noncontrolling interests	930	196
Total comprehensive income attributable to common shareholders	$18,625	$6,372

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except per share data)

	Common Stock		Retained Earnings	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total
	Shares	Value
Balance at January 1, 2024	18,875	$119,694	$49,711	$5,482	$(15,347)	$159,540
Share-based compensation expense	—	4,788	—	—	—	4,788
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	148	(1,046)	—	—	—	(1,046)
Repurchase of common stock	(540)	(8,859)	—	—	—	(8,859)
Net income	—	—	7,696	196	—	7,892
Other comprehensive loss	—	—	—	—	(1,324)	(1,324)
Balance at December 31, 2024	18,483	114,577	57,407	5,678	(16,671)	160,991
Share-based compensation expense	—	5,780	—	—	—	5,780
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	284	(1,302)	—	—	—	(1,302)
Repurchase of common stock	(1,259)	(16,309)	—	—	—	(16,309)
Purchase of noncontrolling interest in joint ventures	—	(554)	—	(6,608)	—	(7,162)
Net income	—	—	19,521	930	—	20,451
Other comprehensive loss	—	—	—	—	(896)	(896)
Balance at December 31, 2025	17,508	$102,192	$76,928	$—	$(17,567)	$161,553

See accompanying notes to consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

Year Ended December 31,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,451	$7,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,844	14,219
Noncash lease expense	4,952	5,420
Share-based compensation expense	5,780	4,788
Loss on disposal or sale of property and equipment	397	1,570
Deferred income taxes	(2,273)	(1,662)
Purchase of trading investment securities	(109)	(141)
Proceeds from sale of trading investment securities	16	97
Realized and unrealized gains on investments	(125)	(124)
Foreign exchange (gains) losses	(4,522)	1,700
Changes in operating assets and liabilities:
Accounts receivable	1,015	(1,121)
Inventories	(7,824)	5,562
Prepaid expenses and other	(3,095)	528
Other assets	844	(560)
Accounts payable	(1,797)	1,085
Accrued volume incentives and service fees	1,500	(1,565)
Accrued liabilities	8,502	(5,512)
Deferred revenue	2,868	1,041
Lease liabilities	(5,061)	(5,568)
Income taxes payable	(60)	(2,938)
Liability related to unrecognized tax positions	(200)	419
Deferred compensation payable	218	168
Net cash provided by operating activities	35,321	25,298
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,480)	(10,971)
Net cash used in investing activities	(6,480)	(10,971)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	5,087	40,991
Principal payments of revolving credit facility	(5,087)	(40,991)
Acquisition of nocontrolling interest	(6,162)	—
Payments related to tax withholding for net-share settled equity awards	(1,302)	(1,046)
Repurchase of common stock	(16,309)	(8,859)
Net cash used in financing activities	(23,773)	(9,905)
Effect of exchange rates on cash and cash equivalents	4,123	(2,095)
Net increase in cash and cash equivalents	9,191	2,327
Cash and cash equivalents at beginning of the year	84,700	82,373
Cash and cash equivalents at end of the year	$93,891	$84,700

Year Ended December 31,	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$12,547	$14,788
Cash paid for interest	98	119
Supplemental disclosure of noncash investing and financing activities:
Purchases of noncontrolling interests included in other liabilities	1,000	—
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	758	201

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of the Company and our subsidiaries. At December 31, 2025 and 2024, substantially all of our subsidiaries were wholly owned. Intercompany balances and transactions have been eliminated in consolidation. Prior to their repurchase in 2025, we consolidated the joint ventures in Hong Kong and China in our consolidated financial statements, with another party’s interest presented as a noncontrolling interest. Additionally, we operate in a limited number of markets in jurisdictions where local laws require the formation of a partnership with an entity domiciled in that market. These partners have no rights to participate in the sharing of revenues, profits, losses or distribution of assets upon liquidation of these partnerships.

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

On June 30, 2025, the Company entered into share purchase agreements with Fosun Industrial Co., Ltd. (“Fosun Industrial” an affiliate of Fosun Pharma) to purchase Fosun Industrial’s interest in the Company's two joint ventures, Nature’s Sunshine Hong Kong Limited and Shanghai Nature’s Sunshine Health Products Co., Ltd., for cash consideration in the amount of $3.1 million and $3.9 million, respectively.

On December 17, 2025, the Company completed the purchase of Fosun Industrial’s interests in both joint ventures. The Company acquired the interests in Nature’s Sunshine Hong Kong Limited for cash consideration of $3.1 million and acquired the interest in Shanghai Nature’s Sunshine Health Products for total consideration consisting of $2.9 million paid at closing and an additional $1.0 million payable on December 17, 2027.

Because the Company retained control of both joint ventures before and after these transactions, the repurchases were accounted for as equity transactions in accordance with U.S. GAAP. As a result, no gain or loss was recognized, and the carrying amounts of the related noncontrolling interests were reduced by the amounts previously attributed to those interests. The excess of the aggregate consideration transferred, including the deferred payment, over the carrying amounts of the noncontrolling interests was recorded as a reduction to additional paid‑in capital.

Following the completion of the repurchases, the Company owned 100% of both joint ventures, and no noncontrolling interests remained outstanding as of December 31, 2025. Cash payments made at closing are reflected within financing activities in the Consolidated Statements of Cash Flows, and the $1.0 million deferred payment is reported as a non‑cash financing activity in the period of the transaction and will be reflected as a financing cash outflow when paid.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Substantially all of our cash deposits either exceed the United States federally insured limit or are located in countries that do not have government insured accounts or are subject to tax withholdings when repatriating earnings.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to our independent consultants and receivables from independent consultants in foreign markets. Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. However, due to the geographic dispersion of credit card and independent consultant receivables, the collection risk is not considered to be significant. Substantially all of the receivables from credit card companies were current as of December 31, 2025 and 2024. We maintain an allowance for potential credit losses that is based primarily on the aging category, historical trends and management’s evaluation of the financial condition of account holder. This reserve is adjusted periodically as information about specific accounts becomes available.

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

Fair Value of Financial Instruments

Our financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, investments and accounts payable approximate fair value due to their short-term nature. During the years ended December 31, 2025, and 2024, we did not have any write-offs related to the remeasurement of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Incentive Trip Accrual

We accrue for expenses associated with our direct sales program, which rewards independent consultants with paid attendance for incentive trips, including our conventions and meetings. Expenses associated with incentive trips are accrued over qualification periods as they are earned. We specifically analyze incentive trip accruals based on historical and current sales trends as well as contractual obligations when evaluating the adequacy of the incentive trip accrual. Actual results could generate liabilities more or less than the amounts recorded. We have accrued convention and meeting costs of $4.8 million and $5.2 million at December 31, 2025, and 2024, respectively, which are included in accrued liabilities in the consolidated balance sheets.

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

The functional currency in highly inflationary economies is the U.S. dollar and transactions denominated in the local currency are re-measured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments, which are included in the consolidated statements of income. A country is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100 percent or more over a three-year period as well as other qualitative factors including historical inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. During the years ended December 31, 2025 and 2024, we did not operate in any countries considered to be highly inflationary.

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

Advertising Costs

Advertising costs are expensed as incurred and classified in selling, general and administrative expenses. Advertising expense incurred for the years ended December 31, 2025 and 2024, totaled approximately $15.5 million and $13.9 million, respectively.

Research and Development

All research and development costs are expensed as incurred and classified in selling, general and administrative expense. Total research and development expenses were approximately $1.9 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years (dollar and share amounts in thousands, except for per share information):

	2025	2024
Net income attributable to common shareholders:
Net income	$19,521	$7,696

Basic weighted-average shares outstanding	18,005	18,616

Basic earnings per share attributable to common shareholders:
Net income	$1.08	$0.41

Diluted Shares Outstanding:
Basic weighted-average shares outstanding	18,005	18,616
Share-based awards	463	473
Diluted weighted-average shares outstanding	18,468	19,089

Diluted earnings per share attributable to common shareholders:
Net income	$1.06	$0.40

Potentially dilutive shares excluded from diluted-per-share amounts:
Share-based awards	661	692

Potentially anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	—	—

For the years ended December 31, 2025 and 2024, potentially dilutive shares excluded from diluted-per-share amounts include performance-based restricted stock units (“RSU”), for which certain metrics have not been achieved. Potentially anti-dilutive shares excluded from diluted-per-share amounts include both non-qualified stock options and unearned performance-based options to purchase shares of common stock with exercise prices greater than the weighted-average share price during the period and shares that would be anti-dilutive to the computation of diluted net income per share for each of the years presented.

Share-Based Compensation

Our outstanding stock options include time-based stock options, which vest over differing periods of time ranging from the date of issuance up to 48 months from the option grant date.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure, in the notes to financial statements, of specific information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The adoption of this ASU is not expected to have a significant impact on our Consolidated Financial Statements

NOTE 2:  REVENUE RECOGNITION

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

A reserve for product returns is recorded based upon historical experience and current trends. We allow independent consultants to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of our markets, the requirements to return product are more restrictive. Sales returns for the years ended December 31, 2025 and 2024, were $2.3 million and $2.0 million, respectively.

Amounts billed to customers for shipping and handling are reported as a component of net sales. Shipping and handling revenues of approximately $2.5 million and $2.1 million were reported as net sales for the years ended December 31, 2025 and 2024, respectively.

Volume incentives, and other sales incentives or rebates, are a significant part of our direct sales marketing program and represent commission payments made to independent consultants. These payments are designed to provide incentives for reaching higher sales levels. The amount of volume incentive expense recognized is determined based upon the amount of qualifying purchases in a given month and recorded as volume incentive expense. Payments to independent consultants for sales incentives or rebates related to their own purchases are recorded as a reduction of revenue. Some payments for sales incentives are processed daily, while other, including rebates, are calculated monthly based on qualifying sales.

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

Practical Expedients and Exemptions

We have made the accounting policy election to treat shipping and handling as a fulfillment activity rather than a promised service under Topic 606.

NOTE 3: INVENTORIES

The composition of inventories is as follows (dollar amounts in thousands):

As of December 31,	2025	2024
Raw materials	$22,893	$21,312
Work in process	1,251	1,011
Finished goods	44,168	37,120
Total inventories	$68,312	$59,443

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment is as follows (dollar amounts in thousands):

As of December 31,	2025	2024
Land and improvements	$356	$334
Buildings and improvements	34,992	34,158
Machinery and equipment	35,353	32,145
Furniture and fixtures	3,757	4,925
Computer software and hardware	66,601	65,851
	141,059	137,413
Accumulated depreciation and amortization	(108,144)	(97,828)
Total property, plant and equipment	$32,915	$39,585

Depreciation expense was $13.8 million and $14.2 million for the years ended December 31, 2025 and 2024, respectively.

Capitalized interest was immaterial for the years ended December 31, 2025 and 2024.

NOTE 5: INVESTMENT SECURITIES

Our trading securities portfolio totaled $1.1 million and $0.9 million at December 31, 2025 and 2024, respectively, and generated gains of $0.1 million and $0.1 million, for the years ended December 31, 2025 and 2024, respectively.

NOTE 6: ACCRUED LIABILITIES

The composition of accrued liabilities is as follows (dollar amounts in thousands):

As of December 31,	2025	2024
Salaries and employee benefits	$18,513	$11,163
Sales, use and property tax (See Note 11)	2,681	2,325
Convention and meeting costs	4,805	5,236
Other	8,081	6,675
Total	$34,080	$25,399

NOTE 7: REVOLVING CREDIT FACILITY AND OTHER OBLIGATIONS

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022, the credit agreement was amended to extend the term to mature on July 1, 2027. On September 11, 2024, the Credit Agreement was amended to modify the calculation of interest. Interest under the amended Credit Agreement is the greater of SOFR Daily Floating Rate or the Index Floor, plus 1.50 percent (5.32 percent as of December 31, 2025), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At December 31, 2025, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of December 31, 2025, we were in compliance with the debt covenants set forth in the Credit Agreement.

NOTE 8: INCOME TAXES

Income (loss) from continuing operations before provision for income taxes are taxed under the following jurisdictions (dollar amounts in thousands):

Year Ended December 31,	2025	2024
Domestic	$(32,345)	$(29,434)
Foreign	62,157	47,860
Total	$29,812	$18,426

Components of the provision for income taxes are as follows (dollar amounts in thousands):

Year Ended December 31,	2025	2024
Current:
Federal	$953	$1,061
State	101	824
Foreign	10,580	10,311
Subtotal	11,634	12,196
Deferred:
Federal	(2,455)	(1,705)
State	341	(1,109)
Foreign	(159)	1,152
Subtotal	(2,273)	(1,662)
Total provision for income taxes	$9,361	$10,534

The provision for income taxes, presented as dollar amounts in thousands and as a percentage of income from continuing operations before provision for income taxes, differs from the statutory U.S. federal income tax rate due to the following:

Year Ended December 31,	2025		2024
Statutory U.S. federal income tax rate	$6,261	21.0%	$3,869	21.0%
State income taxes, net of U.S. federal income tax*	349	1.2	(213)	(1.2)
Foreign tax effects
Canada	191	0.6	218	1.2
China
Withholding tax on royalties	340	1.1	413	2.2
Disallowance of prior years expenses	—	—	240	1.3
Other	592	2.0	249	1.4
Ecuador
Changes in valuation allowance	(49)	(0.2)	238	1.3
Other	53	0.2	(22)	(0.1)
Hong Kong	(221)	(0.7)	297	1.6
Indonesia
Loss adjustment	83	0.3	260	1.4
Other	120	0.4	(115)	(0.6)
Japan
Non-deductible entertainment	104	0.3	310	1.7

Other	(24)	(0.1)	(121)	(0.7)
Korea
Withholding tax on royalties	1,200	4.0	1,213	6.6
Withholding tax on unremitted earnings	479	1.6	583	3.2
Other	(22)	(0.1)	20	0.1
Mexico
Changes in valuation allowance	(275)	(0.9)	429	2.3
Other	134	0.4	(112)	(0.6)
Netherlands
Loss adjustment	368	1.2	(191)	(1.0)
Changes in valuation allowance	(429)	(1.4)	637	3.5
Other	17	0.1	(75)	(0.4)
Poland
Withholding tax on royalties	581	2.0	416	2.3
Other	(34)	(0.1)	(9)	—
Taiwan
Withholding tax on royalties	—	—	3,200	17.4
Non-deductible commissions	276	0.9	485	2.6
Other	(30)	(0.1)	(25)	(0.1)
Thailand
Changes in valuation allowance	19	0.1	240	1.3
Other	47	0.2	(13)	(0.1)
Other foreign jurisdictions	188	0.6	439	2.4
Effect of cross-border tax laws
Foreign derived income deduction	300	1.0	(2,874)	(15.6)
Global intangible low-taxed income, net of credits	154	0.5	(350)	(1.9)
Foreign flow-through income	4,028	13.5	346	1.9
Transfer pricing adjustments	207	0.7	621	3.3
Other	39	0.1	(130)	(0.7)
Tax credits
Foreign tax credits	(8,182)	(27.4)	170	0.9
Other	(146)	(0.5)	(99)	(0.6)
Changes in valuation allowance	2,669	9.0	(975)	(5.3)
Non-taxable or non-deductible items
Executive compensation	442	1.5	616	3.3
Other	(279)	(1.0)	18	0.1
Changes in unrecognized benefits	(189)	(0.6)	331	1.8
Effective income tax rate	$9,361	31.4%	$10,534	57.2%
*State taxes in California, Texas, and Georgia made up the majority (greater than 50 percent ) of the tax effect in this category each year.

During the current period, we updated our estimate of intercompany charges for the prior period. This revision affected the calculation of withholding taxes, foreign derived income deduction, and foreign tax credits and required a corresponding adjustment to the valuation allowance. The net impact is not significant to our provision for income taxes, but as a result of these updates, the comparability of certain tax items between periods may appear inconsistent.

The significant components of the deferred tax assets (liabilities) are as follows (dollar amounts in thousands):

As of December 31,	2025	2024
Inventory	$2,584	$2,159
Accrued liabilities	2,674	2,256
Operating lease liabilities	3,183	2,136
Share-based compensation	1,254	1,260
Net operating losses	5,094	5,407
Foreign tax and withholding credits	14,822	12,393
Accrued compensation	2,194	1,096
Fixed assets	10,481	8,824
Other deferred tax assets	2,466	3,109
Valuation allowance	(20,878)	(18,864)
Total deferred tax assets	23,874	19,776

Right of use assets	(2,959)	(1,867)
Tax on unremitted earnings	(1,731)	(1,233)
Other deferred tax liabilities	(70)	(39)
Total deferred tax liabilities	(4,760)	(3,139)
Total deferred taxes, net	$19,114	$16,637

The components of deferred tax assets (liabilities), net are as follows (dollar amounts in thousands):

As of December 31,	2025	2024
Net deferred tax assets	$20,068	$17,644
Net deferred tax liabilities	(954)	(1,007)
Total deferred taxes, net	$19,114	$16,637

We have elected the period cost method (costs are treated as a current period expense when incurred) under U.S. GAAP as it relates to GILTI income inclusions in U.S. taxable income. Each reporting period we analyze our indefinite reinvestment assertions with respect to undistributed foreign earnings. As of December 31, 2025, we continue to assert that we do not intend to reinvest undistributed foreign earnings indefinitely in our foreign subsidiaries.

We have provided a valuation allowance of $20.9 million and $18.9 million as of December 31, 2025 and 2024, respectively, for certain deferred tax assets, including foreign net operating losses, which we cannot conclude it is more likely than not that they will be realized. For financial reporting purposes, the increase in valuation allowances increases income tax expense in the year recorded. At December 31, 2025, we had approximately $14.8 million of foreign tax and withholding credits. Of the $14.8 million credits, $14.7 million are foreign tax credits, which begin expiring in 2028. We do not expect to use these credits before expiration and they are offset by a valuation allowance.

At December 31, 2025, foreign subsidiaries had unused operating loss carryovers for tax purposes of approximately $5.1 million, tax effected. The net operating losses will expire at various dates from 2026 through 2036, with the exception of those in some foreign jurisdictions where there is no expiration. The foreign net operating losses have a valuation allowance recorded against the portion expected to expire before utilization.

Cash paid for taxes, net of refunds, was as follows (dollar amounts in thousands):

Year Ended December 31,	2025	2024
Federal	$1,053	$2,598
State	488	401
Foreign
Taiwan	4,993	5,199
Korea	3,571	3,586
China	996	1,346
Other foreign jurisdictions	1,446	1,658
Total	$12,547	$14,788

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

Our U.S. federal income tax returns for 2022 through 2024 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2020 through 2024.

The total outstanding balance for liabilities related to unrecognized tax benefits at December 31, 2025 and 2024 was $0.7 million and $0.9 million, respectively, all of which would favorably impact the rate if recognized. Included in these amounts is approximately $34,000 and $0.1 million, respectively, of combined interest and penalties. We decreased interest and penalties approximately $84,000 for the year ended December 31, 2025 and increased interest and penalties approximately $8,000 for the year ended December 31, 2024. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax benefits, excluding interest and penalties, is as follows for the years (dollar amounts in thousands):

Year Ended December 31,	2025	2024
Unrecognized tax benefits, opening balance	$779	$471
Tax positions taken in a prior period
Gross increases	—	318
Gross decreases	(89)	—
Lapse of applicable statute of limitations	(67)	—
Currency translation adjustments	11	(10)
Unrecognized tax benefits, ending balance	$634	$779

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

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. On May 6, 2025, we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the year ended December 31, 2025, we repurchased 1,260,000 shares of our common stock for $16.3 million. At December 31, 2025, the remaining balance available for repurchases under the program was $17.4 million.

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

Stock Options

Our outstanding stock options include time-based stock options, which vest from the date of issuance.

Stock option activity for 2025 and 2024 consisted of the following (share amounts in thousands, except for per share information):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Grant Date Fair Value
Options outstanding at January 1, 2024	75	$11.25	$3.85
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	—	—	—
Options outstanding at December 31, 2024	75	11.25	3.85
Granted	—	—	—
Forfeited or canceled	(25)	11.21	3.16
Exercised	(25)	9.05	3.46
Options outstanding at December 31, 2025	25	$13.50	$4.94

There was no share-based compensation expense from stock options for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, there were no unrecognized share-based compensation costs related to grants described above.

For the year ended December 31, 2025, we issued 25,000 shares of common stock upon exercise of stock options at an average exercise price of $9.05 per share. For the year ended December 31, 2024, no shares of common stock were issued upon the exercise of stock options. The aggregate intrinsic values of options exercised during the year ended December 31, 2025 was $0.1 million. For the year ended December 31, 2025, we recognized $0.1 million of tax benefits from the exercise of stock options.

As of December 31, 2025, the aggregate intrinsic value of outstanding and exercisable options to purchase 25,000 shares of common stock was $0.2 million. As of December 31, 2024, the aggregate intrinsic value of outstanding and exercisable options to purchase 75,000 of common stock was $0.3 million.

As of December 31, 2025 and 2024, we had no unvested options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to adjusted EBITDA growth, stock price levels and/or relative total shareholder return (“TSR”). RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At December 31, 2025 and 2024, there were 78,000 and 110,000 vested RSUs, respectively, granted to the Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the years ended December 31, 2025 and 2024 is as follows: (share amounts in thousands, except per share information):

	Number of Shares	Weighted-Average Grant Date Fair Value
Units outstanding at January 1, 2024	1,342	$11.21
Granted	393	17.07
Issued	(223)	11.92
Forfeited	(264)	14.22
Units outstanding at December 31, 2024	1,248	12.29
Granted	849	14.94
Issued	(374)	12.43
Forfeited	(281)	11.23
Units outstanding at December 31, 2025	1,442	$14.02

During the year ended December 31, 2025, we granted 849,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of time-based RSUs, adjusted EBITDA and TSR performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $14.09 per share and vest in annual installments from the grant date over a one- to three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $14.62 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date. The TSR performance-based RSUs were issued with a weighted-average grant date fair value of $15.80 per share and vest upon achieving TSR targets at both a two- and three-year measurement date from the grant date.

During the year ended December 31, 2024, we granted 393,000 RSUs under the 2012 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of time-based RSUs, adjusted EBITDA and TSR performance-based RSUs. The time-based RSUs were granted with a weighted-average grant date fair value of $16.94 per share and vest in annual installments from the grant date over a one- to three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $17.25 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date.

Time-based RSUs are valued at the market value on the date of grant, which is the grant date share price discounted for expected dividend payments during the vesting period. For RSUs with post-vesting restrictions, a Finnerty Model was utilized to calculate a valuation discount from the market value of common shares reflecting the restriction embedded in the RSUs preventing the sale of the underlying shares over a certain period of time. Using assumptions previously determined for the application of the option pricing model at the valuation date, the Finnerty Model discount for lack of marketability is 15.2 percent for a common share.

Share-based compensation expense related to time-based RSUs for the period ended December 31, 2025 and 2024 was approximately $4.0 million and $3.5 million, respectively. As of December 31, 2025, and 2024, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $3.6 million and $2.4 million, respectively. As of December 31, 2025, the remaining compensation expense is expected to be recognized over the weighted-average period of approximately 0.7 years.

Share-based compensation expense related to performance-based RSUs for the years ended December 31, 2025 and 2024, was approximately $1.8 million and $1.3 million, respectively. Should we attain all the metrics related to performance-based RSU grants, we would recognize up to $8.0 million of potential share-based compensation expense. We currently expect to recognize an additional $4.3 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 97,000 and 74,000 shares for the years ended December 31, 2025 and 2024, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

NOTE 10:  EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

We sponsor a qualified deferred compensation plan which qualifies under Section 401(k) of the Internal Revenue Code. During 2025, we made matching contributions of 58.0 percent of employee contributions up to a maximum of 6.0 percent of the employee’s compensation. Our contributions to the plan vest after a period of three years. During 2025 and 2024, we contributed to the plan $1.0 million and $1.0 million, respectively.

We provide a nonqualified deferred compensation plan for our officers and certain key employees. Under this plan, participants may defer up to 75 percent of their annual salary and bonus. Although participants direct the investment of these funds, they are classified as trading securities and are included in long-term investment securities on the consolidated balance sheets because they remain our assets until they are actually paid out to the participants. We have established a trust to finance obligations under the plan. At the end of each year and at other times provided under the plan, we adjust our obligation to a participant by the investment return or loss on the funds selected by the participant under rules established in the plan. Upon separation of employment of the participant with the Company, the obligation owed to the participant under the plan will be paid as a lump sum or over a period of either three or five years (and will continue to be adjusted by the applicable investment return or loss during the period of pay-out). We had deferred compensation plan assets of approximately $1.1 million and $0.9 million as of December 31, 2025, and 2024, respectively. The change in the liability associated with the deferred compensation plan is recorded in the deferred compensation payable.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of December 31, 2025 and 2024, accrued liabilities include $0.2 million and $0.2 million related to non-income tax contingencies, respectively. While we believe that the assumptions and estimates used to determine this liability are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.8 million.

Other Litigation and Regulatory Matters

We are party to various other legal proceedings in the United States and several foreign jurisdictions related to value-added tax assessments, other civil litigation and other regulatory matters. We have accrued $1.0 million related to the estimated outcome of these proceedings as of December 31, 2025. In addition, we are party to other litigation where there is a reasonable possibility that a loss may be incurred, either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $2.8 million. During the years ended December 31, 2025 and 2024, we made payments of $0.2 million and $0.1 million, respectively, related to the settlement of litigation.

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

We review our self-insurance accruals on a quarterly basis and determine, based upon a review of our recent claims history and other factors, which portions of our self-insurance accruals should be considered short-term and long-term. We have accrued $0.9 million and $1.2 million for product liability and employee medical claims at December 31, 2025 and 2024, respectively, of which $0.6 million and $0.9 million were classified as short-term. Such amounts are included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

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

Reportable business segment information for the years ended December 31, 2025 and 2024 is as follows (dollar amounts in thousands):

2025	Asia	Europe	North America	Latin America and Other	Total
Net sales	$221,777	$93,133	$143,611	$21,623	$480,144
Cost of sales	48,484	27,524	48,528	7,884
Volume incentives	71,185	37,359	29,485	6,562
Selling, general and administrative (1)	61,944	20,203	34,736	5,949
Segment operating income	$40,164	$8,047	$30,862	$1,228	$80,301
Unallocated corporate selling, general and administrative expense					(55,558)
Operating income					24,743
Interest and other income, net					645
Interest expense					(98)
Foreign exchange gains, net					4,522
Income from operations before provision for income taxes					$29,812

2024	Asia	Europe	North America	Latin America and Other	Total
Net sales	$207,794	$84,837	$138,849	$22,884	$454,364
Cost of sales	48,557	27,836	45,364	7,918
Volume incentives	69,685	33,758	29,773	7,374
Selling, general and administrative (1)	55,443	18,577	32,793	6,299
Segment operating income	$34,109	$4,666	$30,919	$1,293	$70,987
Unallocated corporate selling, general and administrative expense					(50,892)
Operating income					20,095
Interest and other income, net					177
Interest expense					(146)
Foreign exchange losses, net					(1,700)
Income from operations before provision for income taxes					$18,426
___________________________
(1) Service fees in China totaled $16.8 million and $14.5 million for the years ended December 31, 2025 and 2024, respectively. These service fees are included in selling, general and administrative expenses for our Asia segment.

The table below reflects sales based upon the sales location where they occurred. From an individual country/region perspective, the United States, Taiwan, Japan and South Korea comprise 10 percent or more of consolidated net sales for the years ended December 31, 2025 and 2024 as follows (dollar amounts in thousands):

Year Ended December 31,	2025	2024
Net sales:
United States	$133,387	$127,924
Taiwan	67,280	70,579
Japan	56,070	43,940
South Korea	50,842	51,362
Other	172,565	160,559
Total net sales	$480,144	$454,364

Net sales generated by each product line for the years ended December 31, 2025 and 2024 are as follows (dollar amounts in thousands):

2025	Asia	Europe	North America	Latin America and Other	Total
General health	$83,632	$39,794	$62,226	$6,470	$192,122
Immune	14,438	9,148	15,385	1,847	40,818
Cardiovascular	54,555	10,805	14,661	1,614	81,635
Digestive	47,673	24,601	41,804	10,290	124,368
Personal care	10,074	5,813	6,474	906	23,267
Weight management	11,405	2,972	3,061	496	17,934
Total net sales by segment	$221,777	$93,133	$143,611	$21,623	$480,144

2024	Asia	Europe	North America	Latin America and Other	Total
General health	$81,313	$36,631	$59,520	$6,418	$183,882
Immune	12,052	8,454	15,802	2,416	38,724
Cardiovascular	56,266	9,265	14,443	1,726	81,700
Digestive	38,958	22,748	39,325	10,713	111,744
Personal care	5,032	5,397	6,241	1,133	17,803
Weight management	14,173	2,342	3,518	478	20,511
Total net sales by segment	$207,794	$84,837	$138,849	$22,884	$454,364

Depreciation and amortization by reportable business segment for the years ended December 31, 2025 and 2024, are as follows (dollar amounts in thousands):

Year Ended December 31,	2025	2024
Depreciation and amortization:
Asia	$1,896	$1,876
Europe	99	93
North America	11,801	12,204
Latin America and Other	48	46
Total depreciation and amortization	$13,844	$14,219

From an individual country perspective, only the United States has material balances of consolidated property, plant and equipment as follows (dollar amounts in thousands):

As of December 31	2025	2024
Property, plant and equipment, net
United States	$29,061	$34,786
Other	3,854	4,799
Total property, plant and equipment, net	$32,915	$39,585

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

The following table presents our hierarchy for assets measured at fair value on a recurring basis as of December 31, 2025 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$1,132	$—	$—	$1,132
Total assets measured at fair value on a recurring basis	$1,132	$—	$—	$1,132

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

For the years ended December 31, 2025 and 2024, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

During the years ended December 31, 2025 and 2024, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Operating lease costs were approximately $5.3 million and $5.4 million for the years ended December 31, 2025 and 2024, respectively. Short-term lease costs were approximately $0.4 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively. Operating lease costs were offset by sublease income of $0.3 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. Short-term lease costs represent our costs with respect to leases with a duration of 12 months or less and are not reflected on our Consolidated Balance Sheets.

Information related to the Company’s operating right-of-use assets and related operating lease liabilities were as follows (dollar amounts in thousands, except lease term and discount rate):

As of December 31,	2025	2024
Assets:
Operating lease right-of-use assets	$17,600	$12,799

Liabilities:
Current	3,270	3,927
Long-term	15,630	10,277
Total operating lease liabilities	$18,900	$14,204

Weighted-average remaining lease term	6.7	3.7
Weighted-average discount rate	5.85%	5.01%

Year Ended December 31,	2025	2024
Cash paid for operating lease liabilities	$5,382	$5,671
Right-of-use assets obtained in exchange for new operating lease obligations	9,365	5,181
Cancellations or adjustments of leases that resulted in the reduction of lease assets in exchange for lease liabilities	$(166)	$(103)

There were no material operating leases that we have entered into and that were yet to commence as of December 31, 2025.

The approximate aggregate commitments under non-cancelable operating leases in effect at December 31, 2025, were as follows (dollar amounts in thousands):

Year Ending December 31,
2026	$3,963
2027	4,307
2028	3,229
2029	2,149
2030	1,395
Thereafter	8,196
Total lease payments	$23,239
Less: Imputed interest (1)	4,339
Present value of lease liabilities	$18,900

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

The following discussion sets forth a summary of management’s evaluation of our disclosure controls and procedures as of December 31, 2025. In addition, this item provides management’s report on internal control over financial reporting as of December 31, 2025.

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

In connection with the preparation of our Annual Report as of December 31, 2025, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2025. Our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Nature’s Sunshine Products, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nature’s Sunshine Products, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 10, 2026, expressed an unqualified opinion on those financial statements.

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
March 10, 2026

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2025.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2025.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise or vesting of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	1,467,079	(2)	$13.50	(3)	1,338,580	(4)
Equity compensation plans not approved by security holders	—		N/A		—
Total	1,467,079		$13.50		1,338,580
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
(2)     Consists of 25,000 stock options and 1,442,079 restricted stock units.
(3)     Excludes the impact of restricted stock units, which are exercised for no consideration.
(4)     Represents the number of shares available for future issuance under the 2012 Incentive Plan.

Other information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2025.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2025.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our year ended December 31, 2025.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2025 and 2024

Consolidated statements of income for the years ended December 31, 2025 and 2024

Consolidated statements of comprehensive income for the years ended December 31, 2025 and 2024

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2025 and 2024

Consolidated statements of cash flows for the years ended December 31, 2025 and 2024

Notes to consolidated financial statements

(a)(2)	List of Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts.

Financial statement schedules other than the one listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, or contained elsewhere in this report.

(a)(3)	List of Exhibits

Exhibit Index as seen below

LIST OF EXHIBITS

Item No.	Exhibit
3.1 (1)	Amended and Restated Articles of Incorporation.
3.2 (2)	Amended and Restated Bylaws, dated March 8, 2021.
4.1 (3)	Description of Capital Stock of Nature’s Sunshine Products, Inc.
10.1 (4)*	Tax Deferred Retirement Plan, Restated January 1, 2012.
10.2 (5)*	Supplemental Elective Deferral Plan, as Amended effective as of January 1, 2008.
10.3 (6)*	Amended and Restated 2012 Stock Incentive Plan
10.4 (7)*	Executive Agreement, dated September 14, 2018, between the Company and Terrence Moorehead.
10.5 (8)*	Amendment to Executive Agreement, dated October 19, 2018, between the Company and Terrence Moorehead.
10.6 (9)*	Separation Agreement, dated October 10, 2025, between Nature’s Sunshine Products, Inc., and Terrence O. Moorehead
10.7 (10)*	Employment Agreement dated December 30, 2022 between Shane Jones and Nature’s Sunshine Products, Inc.
10.8 (11)*	Amended and Restated Employment Agreement dated September 27, 2022 between Daniel Norman and Nature’s Sunshine Products, Inc.
10.10 (12)*	Employment Agreement, dated October 10, 2025, between Nature’s Sunshine Products, Inc. and Kenneth Romanzi
10.11 (13)	Stockholder Agreement dated June 26, 2014, between Nature’s Sunshine Products, Inc. and Shanghai Fosun Pharmaceutical (Group) Co., Ltd.
10.12 (14)	Amendment to Operating Agreement of Nature's Sunshine Hong Kong Limited
10.13 (15)	Operating Agreement dated August 25, 2014, among Nature’s Sunshine Products, Inc., Fosun Industrial Co., Limited and Nature’s Sunshine Hong Kong Limited.
10.14 (16)	Share Purchase Agreement dated June 30, 2025 between the Company and Fosun Industrial, relating to Nature’s Sunshine Hong Kong Limited
10.15 (17)	Share Purchase Agreement dated June 30, 2025 between the Company and Fosun Industrial, relating to Shanghai Nature’s Sunshine Health Products Co., Ltd.
10.16 (18)	Loan Agreement dated July 11, 2017, between Bank of America, N.A. and Nature’s Sunshine Products, Inc.
10.11 (19)	Amendment No. 4 to Loan Agreement
10.12 (20)*	Form of Restricted Stock Unit Award Agreement
10.13 (21)*	Form of Performance Share Unit Award Agreement
19 (22)	Statement of Company Policy Regarding Insider Trading
21 (22)	List of Subsidiaries of Registrant.
23.1 (22)	Consent of Independent Registered Public Accounting Firm.
24.1 (22)	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1 (22)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (22)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3 (22)	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (22)	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2 (22)	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
32.3 (22)	Certification of Chief Accounting Officer pursuant to 18 U.S.C. § 1350.
97 (22)	Nature’s Sunshine Products, Inc. Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Previously filed as Exhibit 3.1 to the Annual Report on Form 10-K filed on March 16, 2018, and is incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed on March 11, 2021, and is incorporated herein by reference.
(3)	Previously filed as Exhibit 4.1 to the Annual Report on Form 10-K/A filed on July 9, 2021, and is incorporated herein by reference.
(4)	Previously filed as Exhibit 10.1 to the Annual Report on Form 10-K filed on March 13, 2015, and is incorporated herein by reference.
(5)	Previously filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on March 14, 2016, and is incorporated herein by reference.
(6)	Included as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A file on March 19, 2021, and incorporated herein by reference.
(7)	Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 26, 2018, and is incorporated herein by reference.
(8)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2018, and is incorporated herein by reference.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2025, and is incorporated herein by reference.
(10)	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed on August 9, 2022, and is incorporated herein by reference.
(11)	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed on November 3, 2022 and is incorporated herein by reference.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2025, and is incorporated herein by reference.
(13)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 2, 2014, and is incorporated herein by reference.
(14)	Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on August 17, 2021, and is incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2014, and is incorporated herein by reference.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 7, 2025, and is incorporated herein by reference.
(17)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 7, 2025, and is incorporated herein by reference.
(18)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2020, and is incorporated herein by reference.
(19)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 28, 2022, and is incorporated herein by reference.
(20)	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed on August 9, 2022, and is incorporated herein by reference.
(21)	Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed on November 3, 2022, and is incorporated herein by reference.
(22)	Filed herewith.
*	Management contract or compensatory plan.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	March 10, 2026	By:	/s/ Kenneth G. Romanzi
Kenneth G. Romanzi,
Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth G. Romanzi and L. Shane Jones, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth G. Romanzi	Chief Executive Officer	March 10, 2026
Kenneth G. Romanzi	(Principal Executive Officer)

/s/ Heidi Wissmiller	Chairman of the Board and Director	March 10, 2026
Heidi Wissmiller

/s/ L. Shane Jones	Executive Vice President, Chief Financial Officer and Treasurer	March 10, 2026
L. Shane Jones	(Principal Financial Officer)

/s/ Jonathan D. Lanoy	Senior Vice President, Chief Accounting Officer	March 10, 2026
Jonathan D. Lanoy	(Principal Accounting Officer)

/s/ Steven J. Fasching	Director	March 10, 2026
Steven J. Fasching

/s/ Curtis Kopf	Director	March 10, 2026
Curtis Kopf

/s/ Katie A. May	Director	March 10, 2026
Katie A. May

/s/ Tess Roering	Director	March 10, 2026
Tess Roering

/s/ Robert D. Straus	Director	March 10, 2026
Robert D. Straus

/s/ Rong Yang	Director	March 10, 2026
Rong Yang

NATURE’S SUNSHINE PRODUCTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(Amounts in thousands)

Description	Balance at Beginning of Year	Provisions	Amounts Written Off	Amounts Recovered	Effect of Currency Translation	Balance at End of Year
Year Ended December 31, 2025

Allowance for doubtful accounts receivable	$97	$35	$(64)	$—	$1	$69

Allowance for sales returns	360	2,301	(2,286)	—	12	387

Tax valuation allowance	18,864	1,576	—	—	438	20,878

Year Ended December 31, 2024

Allowance for doubtful accounts receivable	$143	$9	$(54)	$—	$(1)	$97

Allowance for sales returns	278	2,137	(2,049)	—	(6)	360

Tax valuation allowance	18,534	6,160	(5,500)	—	(330)	18,864