Form 10-Q
period 2026-03-31
NATURES SUNSHINE PRODUCTS INC
filed 2026-05-07
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

The number of shares of Common Stock, no par value, outstanding on April 24, 2026, was 17,584,871 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended March 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated herein by reference in this report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans, strategies and financial results, including expected improvement in gross profit and gross margin. All statements (other than statements of historical fact) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These statements are often characterized by terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions, and are based on assumptions and assessments made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. For example, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are more fully described in this report, including the risks set forth under “Risk Factors” in Item 1A, and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, but include the following:

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
•negative consequences resulting from difficult economic conditions, including the availability of liquidity or the willingness of the Company’s consumers to purchase products;
•risks associated with the manufacturing of the Company’s products;
•supply chain disruptions, manufacturing interruptions or delays or the failure to accurately forecast consumer demand;
•failure to timely and effectively obtain shipments of products from our suppliers and deliver products to our independent consultants and consumers;
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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$87,578	$93,891
Accounts receivable, net of allowance for doubtful accounts of $63 and $69, respectively	12,549	8,602
Inventories	67,131	68,312
Prepaid expenses and other	11,330	8,040
Total current assets	178,588	178,845

Property, plant and equipment, net	31,413	32,915
Operating lease right-of-use assets	20,375	17,600
Restricted investment securities - trading	1,275	1,132
Deferred income tax assets	19,411	20,068
Other assets	10,396	10,586
Total assets	$261,458	$261,146

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,251	$8,021
Accrued volume incentives and service fees	25,611	22,624
Accrued liabilities	25,388	34,080
Deferred revenue	2,780	5,840
Income taxes payable	4,969	4,703
Current portion of operating lease liabilities	4,367	3,270
Total current liabilities	71,366	78,538

Liability related to unrecognized tax benefits	434	428
Long-term portion of operating lease liabilities	18,063	15,630
Deferred compensation payable	1,275	1,132
Deferred income tax liabilities	799	954
Other liabilities	2,605	2,911
Total liabilities	94,542	99,593

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 17,564 and 17,508 shares issued and outstanding, respectively	102,252	102,192
Retained earnings	82,046	76,928
Accumulated other comprehensive loss	(17,382)	(17,567)
Total shareholders’ equity	166,916	161,553
Total liabilities and shareholders’ equity	$261,458	$261,146

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

Three Months Ended March 31,	2026	2025
Net sales	$122,892	$113,248
Cost of sales	32,915	31,651
Gross profit	89,977	81,597

Operating expenses:
Volume incentives	36,893	34,844
Selling, general and administrative	43,539	40,581
Operating income	9,545	6,172
Other income (expense):
Interest and other income, net	74	205
Interest expense	(35)	(21)
Foreign exchange gains (losses), net	(1,429)	753
	(1,390)	937
Income from operations before provision for income taxes	8,155	7,109
Provision for income taxes	3,037	2,225
Net income	5,118	4,884
Net income attributable to noncontrolling interests	—	137
Net income attributable to common shareholders	$5,118	$4,747

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.29	$0.26

Diluted earnings per share attributable to common shareholders	$0.29	$0.25

Weighted average basic common shares outstanding	17,522	18,486
Weighted average diluted common shares outstanding	17,929	18,846

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

Three Months Ended March 31,	2026	2025
Net income	$5,118	$4,884
Foreign currency translation gain (net of tax)	185	656
Total comprehensive income	$5,303	$5,540

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2025	17,508	$102,192	$76,928	$(17,567)	$161,553
Share-based compensation expense	—	1,639	—	—	1,639
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	76	(1,079)	—	—	(1,079)
Repurchase of common stock	(20)	(500)	—	—	(500)
Net income	—	—	5,118	—	5,118
Other comprehensive income	—	—	—	185	185
Balance at March 31, 2026	17,564	$102,252	$82,046	$(17,382)	$166,916

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2024	18,483	$114,577	$57,407	$5,678	$(16,671)	$160,991
Share-based compensation expense	—	1,300	—	—	—	1,300
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	29	(255)	—	—	—	(255)
Repurchase of common stock	(38)	(476)	—	—	—	(476)
Net income	—	—	4,747	137	—	4,884
Other comprehensive loss	—	—	—	—	656	656
Balance at March 31, 2025	18,474	$115,146	$62,154	$5,815	$(16,015)	$167,100

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

Three Months Ended March 31,	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,118	$4,884
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	3,224	3,499
Non-cash lease expense	1,008	1,479
Share-based compensation expense	1,639	1,300
Deferred income taxes	677	(1,982)
Purchase of trading investment securities	(184)	(61)
Proceeds from sale of trading investment securities	2	1
Realized and unrealized gains on investments	39	37
Foreign exchange (gains) losses	1,429	(753)
Changes in assets and liabilities:
Accounts receivable	(4,094)	(1,786)
Inventories	444	(5,053)
Prepaid expenses and other current assets	(3,332)	(1,242)
Other assets	(199)	(157)
Accounts payable	1,003	644
Accrued volume incentives and service fees	3,179	1,986
Accrued liabilities	(8,735)	(1,116)
Deferred revenue	(3,095)	(293)
Lease liabilities	(245)	(1,502)
Income taxes payable	127	2,283
Liability related to unrecognized tax benefits	6	418
Deferred compensation payable	143	23
Net cash provided (used) by operating activities	(1,846)	2,609
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,480)	(1,110)
Net cash used in investing activities	(2,480)	(1,110)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	11,621	735
Principal payments of revolving credit facility	(11,621)	(735)
Payments related to tax withholding for net-share settled equity awards	(1,079)	(255)
Repurchase of common stock	(500)	(476)
Net cash used in financing activities	(1,579)	(731)
Effect of exchange rates on cash and cash equivalents	(408)	1,018
Net increase (decrease) in cash and cash equivalents	(6,313)	1,786
Cash and cash equivalents at the beginning of the period	93,891	84,700
Cash and cash equivalents at the end of the period	$87,578	$86,486
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$2,375	$1,875
Cash paid for interest	35	15

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

We are a natural health and wellness company primarily engaged in the manufacture and sale of nutritional and personal care products. We are a Utah corporation with our principal place of business in Lehi, Utah, and sell our products directly to consumers and to a sales force of independent consultants who use the products themselves or resell them to consumers.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of March 31, 2026, and for the three-month periods ended March 31, 2026 and 2025. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2026.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Noncontrolling Interests

On December 17, 2025, the Company completed the purchase of Fosun Industrial’s interests in Nature’s Sunshine Hong Kong Limited and Shanghai Nature’s Sunshine Health Products Co., Ltd., the Company's two joint ventures. Following the completion of the repurchases, the Company owned 100% of both joint ventures, and no noncontrolling interests remained outstanding as of March 31, 2026 and December 31, 2025.

For the three months ended March 31, 2025, noncontrolling interests changed as a result of the net income attributable to noncontrolling interests of $0.1 million.

Recent Accounting Pronouncements

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$20,801	$22,893
Work in process	1,241	1,251
Finished goods	45,089	44,168
Total inventories	$67,131	$68,312

(3)    Restricted Investment Securities - Trading

Our trading securities portfolio totaled $1.3 million at March 31, 2026, and $1.1 million at December 31, 2025, and generated losses of $39,000 and $37,000 for the three months ended March 31, 2026 and 2025, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022, the Credit Agreement was amended to extend the term to mature on July 1, 2027. On September 11, 2024, the Credit Agreement was amended to modify the calculation of interest. Interest as defined under the amended Credit Agreement is the greater of SOFR Daily Floating Rate or the Index Floor, plus 1.50 percent (5.27 percent as of March 31, 2026), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At March 31, 2026 and December 31, 2025, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of March 31, 2026, we were in compliance with the debt covenants set forth in the Credit Agreement.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2026 and 2025 (dollar and share amounts in thousands, except for per share information):

Three Months Ended March 31,	2026	2025
Net income attributable to common shareholders	$5,118	$4,747

Basic weighted-average shares outstanding	17,522	18,486

Basic earnings per share attributable to common shareholders	$0.29	$0.26

Diluted shares outstanding:
Basic weighted-average shares outstanding	17,522	18,486
Share-based awards	407	360
Diluted weighted-average shares outstanding	17,929	18,846

Diluted earnings per share attributable to common shareholders	$0.29	$0.25

Dilutive shares excluded from diluted-per-share amounts:
Share-based awards	646	837

Anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	—	—

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

(6)    Capital Transactions

Dividends

The declaration of dividends is subject to the discretion of our Board of Directors and will depend upon numerous factors, including earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. No dividends were declared for the three months ended March 31, 2026 and 2025.

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. On May 6, 2025 we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the three months ended March 31, 2026 and 2025, we repurchased 20,000 and 38,000 shares of our common stock for $0.5 million and $0.5 million, respectively, including excise taxes. At March 31, 2026, the remaining balance available for repurchases under the program was $16.9 million.

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

Stock option activity for the three-month period ended March 31, 2026, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2025	25	$13.50	$4.94
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	—	—	—
Options outstanding at March 31, 2026	25	$13.50	$4.94

There was no share-based compensation expense for the three-month periods ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, there was no unrecognized share-based compensation expense related to the grants described above.

At March 31, 2026, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 25,000 shares of common stock was $0.3 million. At December 31, 2025, the aggregate intrinsic value of outstanding and exercisable options to purchase 25,000 shares of common stock was $0.2 million.

For the three months ended March 31, 2026 and 2025, no shares of common stock were issued upon the exercise of stock options.

As of March 31, 2026 and December 31, 2025, we did not have any unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”) include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to adjusted EBITDA growth, stock price levels and/or total shareholder return ("TSR"). RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At March 31, 2026 and December 31, 2025, there were 78,000 vested RSUs outstanding, held by members of our Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the three-month period ended March 31, 2026, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2025	1,442	$14.02
Granted	—	—
Forfeited	(1)	15.87
Issued	(120)	15.96
Restricted Stock Units outstanding at March 31, 2026	1,321	13.85

During the three-month period ended March 31, 2026, no RSUs were granted under the 2012 Incentive Plan.

Share-based compensation expense related to time-based RSUs for the three-month periods ended March 31, 2026 and 2025, was approximately $0.9 million and $1.0 million, respectively. As of March 31, 2026 and December 31, 2025, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $2.6 million and $3.6 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.7 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended March 31, 2026 and 2025, was $0.7 million and $0.3 million, respectively. Should we attain all the metrics related to performance-based RSU grants, we would recognize up to $6.4 million of potential share-based compensation expense. We currently expect to recognize an additional $3.5 million of that potential share-based compensation expense.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 43,000 and 18,000 shares for the three-month periods ended March 31, 2026 and 2025, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

Reportable business segment information for the three months ended March 31, 2026 and 2025, is as follows (dollar amounts in thousands):

Three Months Ended March 31, 2026	Asia	Europe	North America	Latin America and Other	Total
Net sales	$52,183	$26,395	$38,323	$5,991	$122,892
Cost of sales	10,993	7,363	12,430	2,129
Volume incentives	16,683	10,628	7,801	1,781
Selling, general and administrative (1)	14,022	5,634	8,974	1,358
Segment operating income	$10,485	$2,770	$9,118	$723	$23,096
Unallocated corporate selling, general and administrative expense					(13,551)
Operating income					9,545
Interest and other income, net					74
Interest expense					(35)
Foreign exchange losses, net					(1,429)
Income from operations before provision for income taxes					$8,155

Three Months Ended March 31, 2025	Asia	Europe	North America	Latin America and Other	Total
Net sales	$48,653	$24,114	$35,018	$5,463	$113,248
Cost of sales	10,895	7,148	11,565	2,043
Volume incentives	16,369	9,652	7,239	1,584
Selling, general and administrative (1)	13,044	5,149	8,474	1,449
Segment operating income	$8,345	$2,165	$7,740	$387	$18,637
Unallocated corporate selling, general and administrative expense					(12,465)
Operating income					6,172
Interest and other income, net					205
Interest expense					(21)
Foreign exchange gains, net					753
Income from operations before provision for income taxes					$7,109
_________________________________________

(1)    Service fees in China totaled $4.2 million and $2.9 million for the three-month periods ended March 31, 2026 and 2025, respectively. These service fees are included in selling, general and administrative expenses.

The table below reflects sales based upon the sales location where they occurred. From an individual country/region perspective, the United States, Taiwan, Japan and South Korea comprise 10 percent or more of consolidated net sales for the three-month periods ended March 31, 2026 and 2025, as follows (dollar amounts in thousands):

Three Months Ended March 31,	2026	2025
Net sales:
United States	$35,638	$32,474
Taiwan	14,987	17,864
Japan	12,445	11,025
South Korea	12,230	10,781
Other	47,592	41,104
Total net sales	$122,892	$113,248

Net sales generated by each product line for the three months ended March 31, 2026 and 2025, are as follows (dollar amounts in thousands):

Three Months Ended March 31, 2026	Asia	Europe	North America	Latin America and Other	Total
General health	$18,409	$11,645	$17,186	$1,830	$49,070
Immune	3,195	2,480	3,954	516	10,145
Cardiovascular	12,763	3,223	3,900	455	20,341
Digestive	12,088	6,871	10,743	2,797	32,499
Personal care	3,439	1,427	1,882	229	6,977
Weight management	2,289	749	658	164	3,860
Total net sales by segment	$52,183	$26,395	$38,323	$5,991	$122,892

Three Months Ended March 31, 2025	Asia	Europe	North America	Latin America and Other	Total
General health	$18,251	$10,496	$15,599	$1,578	$45,924
Immune	2,872	2,441	4,444	518	10,275
Cardiovascular	13,819	2,565	3,696	433	20,513
Digestive	9,642	6,372	8,934	2,582	27,530
Personal care	1,198	1,631	1,475	244	4,548
Weight management	2,871	609	870	108	4,458
Total net sales by segment	$48,653	$24,114	$35,018	$5,463	$113,248

Depreciation and amortization by reportable business segment for the three months ended March 31, 2026 and 2025, are as follows (dollar amounts in thousands):

Three Months Ended March 31,	2026	2025
Depreciation and amortization:
Asia	$406	$498
Europe	12	28
North America	2,795	2,962
Latin America and Other	11	11
Total depreciation and amortization	$3,224	$3,499

From an individual country perspective, only the United States has material balances of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Property, plant and equipment
United States	$28,050	$29,061
Other	3,363	3,854
Total property, plant and equipment	$31,413	$32,915

(8)    Income Taxes

For the three months ended March 31, 2026 and 2025, our provision for income taxes, as a percentage of income before income taxes was 37.2 percent and 31.3 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2026, was primarily attributed to recording a valuation allowance on foreign tax credits which are not expected to be utilized before expiration and to current year foreign losses that presently do not provide future tax benefit, partially offset by the deduction allowed for foreign-derived eligible income.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2025, was primarily attributed to operations in foreign countries which are treated as a branch for US tax purposes and current year foreign losses that presently do not provide future tax benefit, partially offset by foreign tax credits and valuation allowances.

The difference between the effective tax rate for the three months ended March 31, 2026, compared to March 31, 2025, was primarily caused by favorable adjustments to foreign tax credits and valuation allowances in the prior period that did not repeat in the current period.

Our U.S. federal income tax returns for 2022 through 2024 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2020 through 2025.

As of March 31, 2026 and December 31, 2025, we had accrued $0.5 million and $0.4 million, respectively, related to unrecognized tax positions net of offsetting tax attributes.

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

(9)    Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and disputes in the United States and foreign jurisdictions. As of March 31, 2026 and December 31, 2025, accrued liabilities were $0.9 million and $1.0 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $2.9 million.
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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of March 31, 2026 and December 31, 2025, accrued liabilities were $0.2 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.8 million.

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents our hierarchy for assets measured at fair value on a recurring basis as of March 31, 2026 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$1,275	$—	$—	$1,275
Total assets measured at fair value on a recurring basis	$1,275	$—	$—	$1,275

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

For the three months ended March 31, 2026 and for the year ended December 31, 2025, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the three months ended March 31, 2026 and 2025, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

(11)    Revenue Recognition

Revenue Recognition

Net sales include sales of products and shipping and handling charges, net of estimates for product returns and any related sales incentives or rebates based upon historical information and current trends. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the consumer, with revenue recognized at shipping point, the point in time the consumer obtains control of the products. The majority of our contracts have a single performance obligation and are short term in nature. Contracts with multiple performance obligations are insignificant. Sales taxes and value-added taxes in the United States and foreign jurisdictions that are collected from consumers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Amounts received for unshipped merchandise are recorded as deferred revenue. Amounts for membership fees are deferred and amortized as revenue over the life of the membership, primarily one year.

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

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report, as well as the consolidated financial statements, the notes thereto and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2025, and our other reports filed since the date of such Form 10-K.

OVERVIEW

We are a global leader in manufacturing and marketing high-quality herbal and nutritional supplements. We are a Utah corporation with our principal place of business in Lehi, Utah, and sell our products directly to consumers and to a sales force of independent consultants who resell our products to consumers.

Our independent consultants market and sell our products to consumers and sponsor other independent consultants who also market our products to consumers. Because a significant amount of revenue is generated through the sales of our independent consultants, our revenue can be impacted by the number and productivity of our independent consultants. We seek to motivate and provide incentives to our independent consultants by offering high quality products, product support, training seminars and financial incentives, among other considerations.

First Quarter Performance

In the first quarter of 2026, we experienced an increase in our consolidated net sales of 8.5 percent (or 6.9 percent in local currencies) compared to the same period in 2025. Asia net sales increased approximately 7.3 percent (or 5.9 percent in local currencies) compared to the same period in 2025. Europe net sales increased approximately 9.5 percent (or 6.0 percent in local currencies) compared to the same period in 2025. North America net sales increased approximately 9.4 percent (or 9.1 percent in local currencies) compared to the same period in 2025. Latin America and Other net sales increased approximately 9.7 percent (or 5.6 percent in local currencies) compared to the same period in 2025. The strengthening of the U.S. dollar versus the local currencies, resulted in an approximate 1.6 percent, or $1.8 million, increase of our net sales during the quarter.

Cost of sales increased $1.3 million during the three months ended March 31, 2026, compared to the same period in 2025, and as a percentage of net sales were 26.8 percent and 27.9 percent for the three months ended March 31, 2026 and 2025, respectively. The decrease in cost of sales percentage is primarily due to cost savings initiatives and market mix.

In absolute terms, selling, general and administrative expenses increased $3.0 million during the three months ended March 31, 2026, compared to the same period in 2025, and as a percentage of net sales were 35.4 percent and 35.8 percent for the three months ended March 31, 2026 and 2025, respectively. The decrease as a percent of net sales was primarily related to reductions in professional fees, digital marketing and other non-recurring expenses.

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

Despite the war in Ukraine, net sales related to Eastern Europe for the three months ended March 31, 2026 and 2025, were $17.6 million and $15.8 million, respectively. Operating income related to Eastern Europe for the three months ended

March 31, 2026 and 2025, was $2.0 million and $1.4 million, respectively. As of March 31, 2026, Eastern Europe had assets of $6.3 million, net of working capital reserves related to inventories.

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

China Joint Ventures

On December 17, 2025, we completed the purchase of Fosun Industrial’s interests in Nature’s Sunshine Hong Kong Limited and Shanghai Nature’s Sunshine Health Products Co., Ltd., the Company's two joint ventures. Following the completion of the repurchases, the Company owned 100% of both joint ventures.

Tariffs

While we did not experience material impacts as a result of tariffs for the three months ended March 31, 2026 and 2025, we continue to monitor the additional pressure that tariff-related price increases may have on our business, including the price, availability and quality of raw materials and other ingredients. We expect that tariffs may adversely affect our costs in the remainder of 2026.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

Three Months Ended March 31,	2026		2025		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$122,892	100.0%	$113,248	100.0%	$9,644	8.5%
Cost of sales	32,915	26.8	31,651	27.9	1,264	4.0
Gross profit	89,977	73.2	81,597	72.1	8,380	10.3
Volume incentives	36,893	30.0	34,844	30.8	2,049	5.9
SG&A expenses	43,539	35.4	40,581	35.8	2,958	7.3
Operating income	9,545	7.8	6,172	5.4	3,373	54.7
Other income (expense), net	(1,390)	(1.1)	937	0.8	(2,327)	(248.3)
Income before income taxes	8,155	6.6	7,109	6.3	1,046	14.7
Provision for income taxes	3,037	2.5	2,225	2.0	812	36.5
Net income	$5,118	4.2%	$4,884	4.3%	$234	4.8%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales, excluding the impact of currency fluctuations for the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

Three Months Ended March 31,	2026	2025	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$52,183	$48,653	7.3%	$663	5.9%
Europe	26,395	24,114	9.5	839	6.0
North America	38,323	35,018	9.4	120	9.1
Latin America and Other	5,991	5,463	9.7	224	5.6
	$122,892	$113,248	8.5%	$1,846	6.9%

Consolidated net sales for the three months ended March 31, 2026 and 2025, were $122.9 million and $113.2 million, respectively, which represents an increase of 8.5 percent. The increase was primarily related to product sales increases in each of our operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three months ended March 31, 2026, increased 6.9 percent from the same period in 2025.

Asia

Net sales related to Asia for the three months ended March 31, 2026 and 2025, were $52.2 million and $48.7 million, respectively, or an increase of 7.3 percent. In local currencies, net sales for the three months ended March 31, 2026, increased 5.9 percent compared to the same period in 2025.
Notable activity in the following markets contributed to the results of Asia:

In our Taiwan market, net sales decreased $2.9 million, or 16.1 percent, for the three months ended March 31, 2026, compared to the same period in 2025. In local currency, net sales for the three months ended March 31, 2026, decreased 19.3 percent, compared to the same period in 2025. The decrease was primarily the result of slower consumer acquisition and a reduction in total orders.

In our Japan market, net sales increased $1.4 million, or 12.9 percent, for the three months ended March 31, 2026, compared to the same period in 2025. In local currency, net sales for the three months ended March 31, 2026, increased 16.0 percent, compared to the same period in 2025. The increase in net sales was primarily the result of strong field fundamentals and timing of event qualifications that drove greater consultant activity and an increase in total orders and average order value.

In our South Korea market, net sales increased $1.4 million, or 13.4 percent, for the three months ended March 31, 2026, compared to the same period in 2025. In local currency, net sales for the three months ended March 31, 2026, increased 14.3 percent, compared to the same period in 2025. The increase in net sales was primarily the result of an increase in total orders and average order value.

In our China market, net sales increased $3.5 million, or 45.7 percent, for the three months ended March 31, 2026, compared to the same period in 2025. In local currency, net sales for the three months ended March 31, 2026, increased 39.7 percent, compared to the same period in 2025. The increase in net sales was primarily the result of an increase in average order value and total orders.

Europe

Net sales related to Europe for the three months ended March 31, 2026 and 2025, were $26.4 million and $24.1 million, respectively, or an increase of 9.5 percent. In local currencies, net sales for the three months ended March 31, 2026, increased 6.0 percent, compared to the same period in 2025. The functional currency for many of these markets is the U.S. Dollar, which reduces the effect from foreign currency fluctuations. Fluctuations in foreign currency exchange rates had favorable impacts on net sales of $0.8 million for the three months ended March 31, 2026. Net sales increased primarily as a result of improved consumer acquisition and existing consumer engagement, as evidenced by increased active consumer count and average order size.

North America

Net sales related to North America for the three months ended March 31, 2026 and 2025, were $38.3 million and $35.0 million, respectively, or an increase of 9.4 percent. In local currencies, net sales for the three months ended March 31, 2026, increased 9.1 percent compared to the same period in 2025.

In the United States, net sales for the three months ended March 31, 2026, increased $3.2 million, or 9.7 percent compared to the same period in 2025. The increase was primarily due to improved consumer acquisition through our digital channels, supported by our strategic focus on field fundamentals for our consultants.

Latin America and Other

Net sales related to Latin America and Other markets for the three months ended March 31, 2026 and 2025, were $6.0 million and $5.5 million, respectively, or an increase of 9.7 percent. In local currencies, net sales for the three months ended March 31, 2026, increased 5.6 percent compared to the same period in 2025. Fluctuations in foreign currencies had favorable impacts on net sales of $0.2 million for the three months ended March 31, 2026.

Further information related to our Asia, Europe, North America and Latin America and Other business segments is set forth in Note 7 to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 26.8 percent and 27.9 percent for the three months ended March 31, 2026 and 2025, respectively. The decrease in cost of sales percentage is primarily due to cost savings initiatives and market mix.

Volume Incentives

Volume incentives expense as a percent of net sales was 30.0 percent and 30.8 percent for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily due to changes in market mix and the timing of promotional incentives. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various geographies. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China and other miscellaneous operating expenses.

Selling, general and administrative expenses increased $3.0 million to $43.5 million for the three months ended March 31, 2026, compared to the same period in 2025. Selling, general and administrative expenses were 35.4 percent and 35.8 percent of net sales for the three months ended March 31, 2026 and 2025, respectively. The decrease as a percent of net sales was primarily related to reductions in professional fees, digital marketing and other non-recurring expenses.

Other Income (Expense), Net

Other income (expense), net, for the three months ended March 31, 2026 and 2025, was expense of $1.4 million and income of $0.9 million, respectively. Other income (expense), net for the three months ended March 31, 2026, primarily consisted of foreign exchange losses in Asia, Europe and Latin America, that resulted from net changes in foreign currencies.

Income Taxes

For the three months ended March 31, 2026 and 2025, our provision for income taxes, as a percentage of income before income taxes was 37.2 percent and 31.3 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2026, was primarily attributed to recording a valuation allowance on foreign tax credits which are not expected to be utilized before expiration and to current year foreign losses that presently do not provide future tax benefits, partially offset by the deduction allowed for foreign-derived eligible income.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three months ended March 31, 2025, was primarily attributed to operations in certain foreign countries which are treated as a branch for U.S. tax purposes and current year foreign losses that presently do not provide future tax benefits, partially offset by adjustments to foreign tax credits and valuation allowances.

The difference between the effective tax rate for the three months ended March 31, 2026, compared to March 31, 2025, was primarily caused by favorable adjustments to foreign tax credits and valuation allowances in the prior period that did not repeat in the current period.

Our U.S. federal income tax returns for 2022 through 2024 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2020 through 2025.

As of March 31, 2026 and December 31, 2025, we had accrued $0.5 million and $0.4 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three months ended March 31, 2026 and 2025, by business segment.

Distribution and Marketing

We market our products primarily through our network of independent consultants, who market our products to consumers through direct selling techniques. We seek to motivate and provide incentives to our independent consultants by offering high quality products and providing independent consultants with product support, training seminars, sales conventions, travel programs and financial incentives.

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

We pay sales commissions, or “volume incentives,” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives and independent service fees are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended March 31, 2026 and 2025, are set forth in the unaudited Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets, digital investments and funding of international expansion. As of March 31, 2026, working capital was $107.2 million, compared to $100.3 million as of December 31, 2025. At March 31, 2026, we had $87.6 million in cash and cash equivalents, of which $3.6 million was held in the U.S. and $84.0 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

Three Months Ended March 31,	2026	2025
Operating activities	$(1,846)	$2,609
Investing activities	(2,480)	(1,110)
Financing activities	(1,579)	(731)

Operating Activities

For the three months ended March 31, 2026, operating activities used cash of $1.8 million, compared to provided cash of $2.6 million in the same period in 2025. Operating cash flows decreased primarily due to the timing of payments and receipts for accrued liabilities, deferred revenue, accounts receivables, and prepaid expenses and other current assets, partially offset by reduced accrued volume incentives and service fees, and inventories.

Investing Activities

For the three months ended March 31, 2026, investing activities used $2.5 million, compared to $1.1 million for the same period in 2025, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the three months ended March 31, 2026, financing activities used $1.6 million, compared to $0.7 million for the same period in 2025.

During the three months ended March 31, 2026, we used cash to repurchase 20,000 shares of our common stock under the share repurchase program for $0.5 million. At March 31, 2026, the remaining balance available for repurchases under the program was $16.9 million.

We maintain a revolving credit agreement with Bank of America, N.A. (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At March 31, 2026, there were no outstanding balances under the Credit Agreement or the Capital Credit Agreement. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our unaudited Condensed Consolidated Financial Statements in Item 1, Part 1 of this report.

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

A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2025. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in several countries and intend to grow our international operations. Net sales, operating income and net income are affected by fluctuations in currency exchange rates, interest rates and other uncertainties inherent in doing business and selling products in more than one currency. In addition, our operations are exposed to risks associated with changes in social, political and economic conditions inherent in international operations, including changes in the laws and policies that govern international investment in countries where we have operations, as well as, to a lesser extent, changes in U.S. laws and regulations relating to international trade and investment. Furthermore, we are subject to risks from shifting tariff regimes and trade policies between countries where we operate, which could increase our costs of materials and finished goods, or disrupt our supply chain operations. For further information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal controls over financial reporting were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could have a material adverse effect on our business or consolidated financial statements, results of operations and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:

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

For example, in November 2024 we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made an initial voluntary self-disclosure of apparent trade controls violations to the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”). In addition, in April 2025 we filed an initial voluntary self-disclosure with OFAC relating to the same internal investigation. Following our internal investigation, we filed final voluntary self-disclosures with BIS and OFAC on September 5, 2025. We received a response from BIS on November 3, 2025 closing the matter without further action. The VSD with OFAC remains pending. We estimate that such potential violations represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this matter may include fines or penalties imposed in response to our voluntary self-disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operation, we are unable to predict the outcome or to reasonably estimate the time it may take to resolve these matters.

Although we have implemented policies and procedures in these areas, we cannot assure you that our policies and procedures are sufficient or that directors, officers, employees, representatives, manufacturers, suppliers and agents have not engaged and will not engage in conduct in violation of such policies and procedures.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the purchases of our common stock during the fiscal quarter ended March 31, 2026:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
January 1, 2026 to January 31, 2026	—	$—	—
February 1, 2026 to February 28, 2026	—	—	—
March 1, 2026 to March 31, 2026	20	$24.54	20
Total	20		20	$16,850

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. On May 6, 2025, we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 20,000 shares of our common stock during the quarter ended March 31, 2026, under the terms of this Board approved plan.

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

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Nature’s Sunshine Products, Inc.

Date:	May 7, 2026	/s/ Kenneth G. Romanzi
Kenneth G. Romanzi,
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2026	/s/ L. Shane Jones
L. Shane Jones,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 7, 2026	/s/ Jonathan D. Lanoy
Jonathan D. Lanoy,
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)