Form 10-Q
period 2026-06-30
NATURES SUNSHINE PRODUCTS INC
filed 2026-08-06
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Lehi, Utah 84048
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

The number of shares of Common Stock, no par value, outstanding on July 24, 2026, was 17,595,520 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended June 30, 2026

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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$82,503	$93,891
Accounts receivable, net of allowance for doubtful accounts of $61 and $69, respectively	13,861	8,602
Inventories	71,730	68,312
Prepaid expenses and other	10,302	8,040
Total current assets	178,396	178,845

Property, plant and equipment, net	30,955	32,915
Operating lease right-of-use assets	19,284	17,600
Restricted investment securities - trading	1,250	1,132
Deferred income tax assets	19,495	20,068
Other assets	10,443	10,586
Total assets	$259,823	$261,146

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,726	$8,021
Accrued volume incentives and service fees	25,320	22,624
Accrued liabilities	25,794	34,080
Deferred revenue	1,981	5,840
Income taxes payable	3,499	4,703
Current portion of operating lease liabilities	4,425	3,270
Total current liabilities	68,745	78,538

Liability related to unrecognized tax benefits	106	428
Long-term portion of operating lease liabilities	17,003	15,630
Deferred compensation payable	1,250	1,132
Deferred income tax liabilities	886	954
Other liabilities	2,517	2,911
Total liabilities	90,507	99,593

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 17,614 and 17,508 shares issued and outstanding, respectively	100,787	102,192
Retained earnings	85,584	76,928
Accumulated other comprehensive loss	(17,055)	(17,567)
Total shareholders’ equity	169,316	161,553
Total liabilities and shareholders’ equity	$259,823	$261,146

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

Three Months Ended June 30,	2026	2025
Net sales	$116,985	$114,750
Cost of sales	30,811	32,451
Gross profit	86,174	82,299

Operating expenses:
Volume incentives	35,817	34,360
Selling, general and administrative	44,876	43,665
Operating income	5,481	4,274
Other income (expense):
Interest and other income, net	161	268
Interest expense	(53)	(24)
Foreign exchange gains (losses), net	(223)	3,026
	(115)	3,270
Income before provision for income taxes	5,366	7,544
Provision for income taxes	1,828	2,025
Net income	3,538	5,519
Net income attributable to noncontrolling interests	—	186
Net income attributable to common shareholders	$3,538	$5,333

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.20	$0.29

Diluted earnings per share attributable to common shareholders	$0.19	$0.28

Weighted average basic common shares outstanding	17,812	18,406
Weighted average diluted common shares outstanding	18,337	18,966

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

Six Months Ended June 30,	2026	2025
Net sales	$239,877	$227,998
Cost of sales	63,726	64,102
Gross profit	176,151	163,896

Operating expenses:
Volume incentives	72,710	69,204
Selling, general and administrative	88,415	84,246
Operating income	15,026	10,446
Other income (expense):
Interest and other income, net	235	473
Interest expense	(88)	(45)
Foreign exchange gains (losses), net	(1,652)	3,779
	(1,505)	4,207
Income before provision for income taxes	13,521	14,653
Provision for income taxes	4,865	4,250
Net income	8,656	10,403
Net income attributable to noncontrolling interests	—	323
Net income attributable to common shareholders	$8,656	$10,080

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.49	$0.55

Diluted earnings per share attributable to common shareholders	$0.48	$0.54

Weighted average basic common shares outstanding	17,667	18,446
Weighted average diluted common shares outstanding	18,003	18,832

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

Three Months Ended June 30,	2026	2025
Net income	$3,538	$5,519
Foreign currency translation gain (net of tax)	327	1,547
Total comprehensive income	$3,865	$7,066

Six Months Ended June 30,	2026	2025
Net income	$8,656	$10,403
Foreign currency translation gain (net of tax)	512	2,203
Total comprehensive income	$9,168	$12,606

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2025	17,508	$102,192	$76,928	$(17,567)	$161,553
Share-based compensation expense	—	1,639	—	—	1,639
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	76	(1,079)	—	—	(1,079)
Repurchase of common stock	(20)	(500)	—	—	(500)
Net income	—	—	5,118	—	5,118
Other comprehensive income	—	—	—	185	185
Balance at March 31, 2026	17,564	$102,252	$82,046	$(17,382)	$166,916
Share-based compensation expense	—	1,991	—	—	1,991
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	143	(1,394)	—	—	(1,394)
Repurchase of common stock	(93)	(2,062)	—	—	(2,062)
Net income	—	—	3,538	—	3,538
Other comprehensive income	—	—	—	327	327
Balance at June 30, 2026	17,614	$100,787	$85,584	$(17,055)	$169,316

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2024	18,483	$114,577	$57,407	$5,678	$(16,671)	$160,991
Share-based compensation expense	—	1,300	—	—	—	1,300
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	29	(255)	—	—	—	(255)
Repurchase of common stock	(38)	(476)	—	—	—	(476)
Net income	—	—	4,747	137	—	4,884
Other comprehensive income	—	—	—	—	656	656
Balance at March 31, 2025	18,474	$115,146	$62,154	$5,815	$(16,015)	$167,100
Share-based compensation expense	—	1,638	—	—	—	1,638
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	134	(244)	—	—	—	(244)
Repurchase of common stock	(973)	(11,878)	—	—	—	(11,878)
Net income	—	—	5,333	186	—	5,519
Other comprehensive income	—	—	—	—	1,547	1,547
Balance at June 30, 2025	17,635	$104,662	$67,487	$6,001	$(14,468)	$163,682

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

Six Months Ended June 30,	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,656	$10,403
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,524	6,999
Non-cash lease expense	2,101	2,675
Share-based compensation expense	3,630	2,938
Deferred income taxes	647	(3,179)
Purchase of trading investment securities	(203)	(78)
Proceeds from sale of trading investment securities	247	11
Realized and unrealized gains on investments	(161)	(59)
Foreign exchange (gains) losses	1,652	(3,779)
Changes in assets and liabilities:
Accounts receivable	(5,505)	(2,963)
Inventories	(4,379)	(7,901)
Prepaid expenses and other current assets	(2,314)	(1,349)
Other assets	(142)	(355)
Accounts payable	455	790
Accrued volume incentives and service fees	2,902	1,193
Accrued liabilities	(8,427)	325
Deferred revenue	(3,924)	2,583
Lease liabilities	(1,251)	(2,684)
Income taxes payable	(1,314)	824
Liability related to unrecognized tax benefits	(322)	429
Deferred compensation payable	117	126
Net cash provided by (used in) operating activities	(1,011)	6,949
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,256)	(2,460)
Net cash used in investing activities	(5,256)	(2,460)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	30,935	1,823
Principal payments of revolving credit facility	(30,935)	(1,823)
Payments related to tax withholding for net-share settled equity awards	(2,473)	(499)
Repurchase of common stock	(2,562)	(12,354)
Net cash used in financing activities	(5,035)	(12,853)
Effect of exchange rates on cash and cash equivalents	(86)	5,009
Net decrease in cash and cash equivalents	(11,388)	(3,355)
Cash and cash equivalents at the beginning of the period	93,891	84,700
Cash and cash equivalents at the end of the period	$82,503	$81,345
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$6,052	$6,211
Cash paid for interest	88	45

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of our financial information as of June 30, 2026, and for the three- and six-month periods ended June 30, 2026 and 2025. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2026.

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

Noncontrolling Interests

On December 17, 2025, the Company completed the purchase of Fosun Industrial’s interests in Nature’s Sunshine Hong Kong Limited and Shanghai Nature’s Sunshine Health Products Co., Ltd., the Company's two joint ventures. Following the completion of the repurchases, the Company owned 100% of both joint ventures, and no noncontrolling interests remained outstanding as of June 30, 2026 and December 31, 2025.

Net income attributable to the noncontrolling interests was $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively.

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$22,720	$22,893
Work in process	1,393	1,251
Finished goods	47,617	44,168
Total inventories	$71,730	$68,312

(3)    Restricted Investment Securities - Trading

Our trading securities portfolio totaled $1.3 million at June 30, 2026, and $1.1 million at December 31, 2025, and generated gains of $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and gains of $0.2 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022, the Credit Agreement was amended to extend the term to mature on July 1, 2027. On September 11, 2024, the Credit Agreement was amended to modify the calculation of interest. Interest as defined under the amended Credit Agreement is the greater of SOFR Daily Floating Rate or the Index Floor, plus 1.50 percent (5.24 percent as of June 30, 2026), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At June 30, 2026 and December 31, 2025, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of June 30, 2026, we were in compliance with the debt covenants set forth in the Credit Agreement.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2026 and 2025 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common shareholders	$3,538	$5,333	$8,656	$10,080

Basic weighted average shares outstanding	17,812	18,406	17,667	18,446

Basic earnings per share attributable to common shareholders	$0.20	$0.29	$0.49	$0.55

Diluted shares outstanding:
Basic weighted-average shares outstanding	17,812	18,406	17,667	18,446
Stock-based awards	525	560	336	386
Diluted weighted-average shares outstanding	18,337	18,966	18,003	18,832

Diluted earnings per share attributable to common shareholders	$0.19	$0.28	$0.48	$0.54

Dilutive shares excluded from diluted-per-share amounts:
Share-based awards	611	753	611	753

Anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	—	—	—	—

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

(6)    Capital Transactions

Dividends

The declaration of future dividends is subject to the discretion of our Board of Directors and will depend upon numerous factors, including earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. No dividends were declared for the six months ended June 30, 2026 and 2025.

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. On May 6, 2025, we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the six months ended June 30, 2026 and 2025, we repurchased 113,000 and 1,011,000 shares of our common stock for $2.6 million and $12.4 million, respectively, including excise taxes. At June 30, 2026, the remaining balance available for repurchases under the program was $14.8 million.

Share-Based Compensation

On May 6, 2026, the shareholders of the Company approved the adoption of the 2026 Stock Incentive Plan (“2026 Incentive Plan”) that provides for the grant of incentive stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, dividend equivalents, stock awards, and other stock-based awards. The Compensation Committee of the Board of Directors has authority and discretion to determine the type of award, as well as the amount, terms and conditions of each award under the 2026 Incentive Plan, subject to the limitations of the 2026 Incentive Plan. A total of 1,500,000 shares of common stock have been reserved for issuance under the 2026 Incentive Plan. The number of shares available for awards, as well as the terms of outstanding awards, are subject to adjustment as provided in the 2026 Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

Our Amended and Restated 2012 Stock Incentive Plan (“2012 Incentive Plan”) expired on March 3, 2026. Upon expiration, no further equity awards may be granted under the 2012 Incentive Plan. However, any outstanding equity awards that were granted prior to expiration of the 2012 Incentive Plan will continue to remain in effect in accordance with their respective terms.

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

Stock option activity for the six-month period ended June 30, 2026, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2025	25	$13.50	$4.94
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	—	—	—
Options outstanding at June 30, 2026	25	$13.50	$4.94

There was no share-based compensation expense for the three- and six-month periods ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, there was no unrecognized share-based compensation expense related to the grants described above.

At June 30, 2026, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 25,000 shares of common stock was $0.2 million. At December 31, 2025, the aggregate intrinsic value of outstanding and exercisable options to purchase 25,000 shares of common stock was $0.2 million.

For the six months ended June 30, 2026, no shares of common stock were issued upon the exercise of stock options.

For the six months ended June 30, 2025, we issued 25,000 shares of common stock upon the exercise of stock options at an average exercise price of $9.05 per share. The aggregate intrinsic value of options exercised during the six months ended June 30, 2025, was $0.1 million. For the six months ended June 30, 2025, we recognized $0.1 million of tax benefits from the exercise of stock options.

As of June 30, 2026 and December 31, 2025, we did not have any unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units (“RSUs”), include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to adjusted EBITDA growth, stock price levels and/or total shareholder return ("TSR"). RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At June 30, 2026 and December 31, 2025, there were 87,000 and 78,000 vested RSUs outstanding, respectively, held by members of our Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the six-month period ended June 30, 2026, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2025	1,442	$14.02
Granted	414	22.44
Forfeited	(74)	14.99
Issued	(315)	13.07
Restricted Stock Units outstanding at June 30, 2026	1,467	16.56

During the six-month period ended June 30, 2026, we granted 414,000 RSUs under the 2026 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of time-based RSUs, adjusted EBITDA and TSR performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $21.87 per share and vest in annual installments from the grant date over a one- to three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $22.22 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date. The TSR performance-based RSUs were issued with a weighted-average grant date fair value of $24.34 per share and vest upon achieving TSR targets at both a two- and three-year measurement date from the grant date.

Share-based compensation expense related to time-based RSUs for the three-month periods ended June 30, 2026 and 2025, was approximately $1.0 million and $1.1 million, respectively. Share-based compensation expense related to time-based RSUs for the six-month periods ended June 30, 2026 and 2025, was approximately $1.9 million and $2.0 million, respectively. As of June 30, 2026 and December 31, 2025, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $6.6 million and $3.6 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 1.0 year.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended June 30, 2026 and 2025, was $1.0 million and $0.6 million, respectively. Share-based compensation expense related to performance-based RSUs for the six-month periods ended June 30, 2026 and 2025, was $1.7 million and $0.9 million, respectively. Should we attain all the metrics related to performance-based RSU grants, we would recognize up to $7.1 million of potential share-based compensation expense. We currently expect to recognize an additional $4.9 million of that potential share-based compensation expense. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 2.4 years.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 97,000 and 46,000 shares for the six-month periods ended June 30, 2026 and 2025, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

(7)    Segment Information

We have four reportable business segments (Asia, Europe, North America and Latin America and Other) based primarily upon the geographic region where each segment operates, as well as the internal organization of our officers and their responsibilities. Each of the geographic segments operates under the Nature’s Sunshine Products and Synergy WorldWide® brands and sell similar products grouped into six principal categories: general health, immune, cardiovascular, digestive, personal care and weight management. The Latin America and Other segment includes our wholesale business in which we sell products to various locally-managed entities, independent of the Company, that we have granted distribution rights for the relevant market.

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

Reportable business segment information for the three and six months ended June 30, 2026 and 2025, is as follows (dollar amounts in thousands):

Three Months Ended June 30, 2026	Asia	Europe	North America	Latin America and Other	Total
Net sales	$52,997	$22,694	$35,951	$5,343	$116,985
Cost of sales	11,810	6,297	10,911	1,793
Volume incentives	17,782	9,212	7,185	1,638
Selling, general and administrative (1)	15,066	5,089	9,937	1,509
Segment operating income	$8,339	$2,096	$7,918	$403	$18,756
Unallocated corporate selling, general and administrative expense					(13,275)
Operating income					5,481
Interest and other income, net					161
Interest expense					(53)
Foreign exchange losses, net					(223)
Income from operations before provision for income taxes					$5,366

Three Months Ended June 30, 2025	Asia	Europe	North America	Latin America and Other	Total
Net sales	$52,664	$21,741	$34,977	$5,368	$114,750
Cost of sales	11,737	6,388	12,209	2,117
Volume incentives	16,773	8,860	7,231	1,496
Selling, general and administrative (1)	13,864	4,750	9,144	1,394
Segment operating income	$10,290	$1,743	$6,393	$361	$18,787
Unallocated corporate selling, general and administrative expense					(14,513)
Operating income					4,274
Interest and other income, net					268
Interest expense					(24)
Foreign exchange gains, net					3,026
Income from operations before provision for income taxes					$7,544

Six Months Ended June 30, 2026	Asia	Europe	North America	Latin America and Other	Total
Net sales	$105,180	$49,089	$74,274	$11,334	$239,877
Cost of sales	22,803	13,660	23,341	3,922
Volume incentives	34,465	19,840	14,986	3,419
Selling, general and administrative (1)	29,088	10,723	18,911	2,867
Segment operating income	$18,824	$4,866	$17,036	$1,126	$41,852
Unallocated corporate selling, general and administrative expense					(26,826)
Operating income					15,026
Interest and other income, net					235
Interest expense					(88)
Foreign exchange losses, net					(1,652)
Income from operations before provision for income taxes					$13,521

Six Months Ended June 30, 2025	Asia	Europe	North America	Latin America and Other	Total
Net sales	$101,317	$45,855	$69,995	$10,831	$227,998
Cost of sales	22,632	13,536	23,774	4,160
Volume incentives	33,142	18,512	14,470	3,080
Selling, general and administrative (1)	26,908	9,899	17,618	2,843
Segment operating income	$18,635	$3,908	$14,133	$748	$37,424
Unallocated corporate selling, general and administrative expense					(26,978)
Operating income					10,446
Interest and other income, net					473
Interest expense					(45)
Foreign exchange gains, net					3,779
Income from operations before provision for income taxes					$14,653
_________________________________________

(1)    Service fees in China totaled $3.2 million and $7.4 million for the three- and six-month periods ended June 30, 2026, respectively, compared to $3.4 million and $6.3 million for the three- and six-month periods ended June 30, 2025. These service fees are included in selling, general and administrative expenses.

The table below reflects sales based upon the sales location where they occurred. From an individual country/region perspective, the United States, Japan, Taiwan and South Korea comprise 10 percent or more of consolidated net sales for the three- and six-month periods ended June 30, 2026 and 2025, as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales:
United States	$33,569	$32,492	$69,207	$64,966
Japan	18,225	13,182	30,670	24,207
Taiwan	13,729	16,728	28,716	34,592
South Korea	12,021	12,536	24,251	23,317
Other	39,441	39,812	87,033	80,916
Total net sales	$116,985	$114,750	$239,877	$227,998

Net sales generated by each product line for the three and six months ended June 30, 2026 and 2025, are as follows (dollar amounts in thousands):

Three Months Ended June 30, 2026	Asia	Europe	North America	Latin America and Other	Total
General health	$21,486	$9,589	$16,242	$1,582	$48,899
Immune	3,079	1,883	3,321	447	8,730
Cardiovascular	12,825	2,895	3,713	398	19,831
Digestive	9,601	6,507	10,081	2,519	28,708
Personal care	3,530	1,124	1,879	223	6,756
Weight management	2,476	696	715	174	4,061
Total net sales by segment	$52,997	$22,694	$35,951	$5,343	$116,985

Three Months Ended June 30, 2025	Asia	Europe	North America	Latin America and Other	Total
General health	$20,402	$9,607	$15,705	$1,662	$47,376
Immune	3,983	1,987	3,665	451	10,086
Cardiovascular	12,714	2,639	3,717	390	19,460
Digestive	10,526	5,630	9,251	2,503	27,910
Personal care	2,108	1,315	1,637	245	5,305
Weight management	2,931	563	1,002	117	4,613
Total net sales by segment	$52,664	$21,741	$34,977	$5,368	$114,750

Six Months Ended June 30, 2026	Asia	Europe	North America	Latin America and Other	Total
General health	$39,895	$21,234	$33,428	$3,412	$97,969
Immune	6,274	4,363	7,275	963	18,875
Cardiovascular	25,588	6,118	7,613	853	40,172
Digestive	21,689	13,378	20,824	5,316	61,207
Personal care	6,969	2,551	3,761	452	13,733
Weight management	4,765	1,445	1,373	338	7,921
Total net sales by segment	$105,180	$49,089	$74,274	$11,334	$239,877

Six Months Ended June 30, 2025	Asia	Europe	North America	Latin America and Other	Total
General health	$38,653	$20,103	$31,304	$3,240	$93,300
Immune	6,855	4,428	8,109	969	20,361
Cardiovascular	26,533	5,204	7,413	823	39,973
Digestive	20,168	12,002	18,185	5,085	55,440
Personal care	3,306	2,946	3,112	489	9,853
Weight management	5,802	1,172	1,872	225	9,071
Total net sales by segment	$101,317	$45,855	$69,995	$10,831	$227,998

Depreciation and amortization by reportable business segment for the three and six months ended June 30, 2026 and 2025, are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization:
Asia	$431	$481	$837	$979
Europe	17	28	29	56
North America	2,841	2,979	5,636	5,941
Latin America and Other	11	12	22	23
Total depreciation and amortization	$3,300	$3,500	$6,524	$6,999

From an individual country perspective, only the United States has material balances of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Property, plant and equipment
United States	$26,106	$29,061
Other	4,849	3,854
Total property, plant and equipment	$30,955	$32,915

(8)    Income Taxes

For the three months ended June 30, 2026 and 2025, our provision for income taxes, as a percentage of income before income taxes was 34.1 percent and 26.8 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2026 and 2025, our provision for income taxes, as a percentage of income before income taxes was 36.0 percent and 29.0 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2026, was primarily attributed to recording a valuation allowance on foreign tax credits which are not expected to be utilized before expiration, non-deductible executive compensation, and foreign losses that presently do not provide a future tax benefit, partially offset by the deduction allowed for foreign-derived eligible income and favorable deductions for share-based compensation.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2025, was primarily attributed to operations in foreign countries which are treated as a branch for U.S. tax purposes, partially offset by favorable adjustments to deferred tax assets, foreign derived intangible income deduction and foreign tax credits.

The difference between the effective tax rate for the three and six months ended June 30, 2026, compared to June 30, 2025, was primarily caused by an increase in foreign losses year over year that presently do not provide future tax benefit and favorable adjustments to deferred tax assets in the prior period which do not repeat in the current period.

Our U.S. federal income tax returns for 2022 through 2024 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2020 through 2025.

As of June 30, 2026 and December 31, 2025, we had accrued $0.1 million and $0.4 million, respectively, related to unrecognized tax positions net of offsetting tax attributes.

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

(9)    Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and disputes in the United States and foreign jurisdictions. As of June 30, 2026 and December 31, 2025, accrued liabilities were $0.8 million and $1.0 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $2.9 million.
In November 2024, we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made an initial voluntary self-disclosure of apparent trade controls violations to the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”). In addition, in April 2025 we filed an initial voluntary self-disclosure with the Office of Foreign Asset Control (“OFAC”) relating to the same internal investigation. Following our internal investigation, we filed final voluntary self-disclosures with BIS and OFAC on September 5, 2025. We received a response from BIS closing the matter without further action. The voluntary self-disclosure with OFAC remains pending. We estimate that such potential violations represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this investigation may include fines or penalties imposed in response to our voluntary disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operation, we are unable to predict the outcome or the timing of resolution of these matters.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of June 30, 2026 and December 31, 2025, accrued liabilities were $0.2 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.8 million.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of June 30, 2026 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$1,250	$—	$—	$1,250
Total assets measured at fair value on a recurring basis	$1,250	$—	$—	$1,250

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of December 31, 2025 (dollar amounts in thousands):

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

For the six months ended June 30, 2026 and for the year ended December 31, 2025, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the six months ended June 30, 2026 and 2025, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Disaggregation of Revenue

Our products are grouped into six principal categories: general health, immune, cardiovascular, digestive, personal care and weight management. We have four reportable business segments that are based primarily upon the geographic region where each segment operates. Each of the geographic segments operates under the Nature’s Sunshine Products and Synergy WorldWide® brands. See Note 7, Segment Information, for further information on our reportable segments and presentation of disaggregated revenue by reportable segment and product category.

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

Second Quarter Performance

In the second quarter of 2026, we experienced an increase in our consolidated net sales of 1.9 percent (or 3.8 percent in local currencies) compared to the same period in 2025. Asia net sales increased approximately 0.6 percent (or 5.3 percent in local currencies) compared to the same period in 2025. Europe net sales increased approximately 4.4 percent (or 3.7 percent in local currencies) compared to the same period in 2025. North America net sales increased approximately 2.8 percent (or 2.8 percent in local currencies) compared to the same period in 2025. Latin America and Other net sales decreased approximately 0.5 percent (or 3.7 percent in local currencies) compared to the same period in 2025. The weakening of the local currencies versus the U.S. dollar, primarily in our Asian markets, resulted in an approximate 1.9 percent, or $2.1 million, decrease of our net sales during the quarter.

Cost of sales decreased $1.6 million during the three months ended June 30, 2026, compared to the same period in 2025, and as a percentage of net sales were 26.3 percent and 28.3 percent for the three months ended June 30, 2026 and 2025, respectively. The decrease in cost of sales percentage is primarily due to cost savings initiatives and market mix.

In absolute terms, selling, general and administrative expenses increased $1.2 million during the three months ended June 30, 2026, compared to the same period in 2025, and as a percentage of net sales were 38.4 percent and 38.1 percent for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily related to consultant events and variable selling expenses, partially offset by compensation costs.

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

Despite the war in Ukraine, net sales related to Eastern Europe for the three and six months ended June 30, 2026, were $15.1 million and $32.7 million, respectively, compared to $13.5 million and $29.3 million for the same periods in 2025. Operating income related to Eastern Europe for the three and six months ended June 30, 2026 was $1.6 million and $3.6 million, respectively, compared to $1.0 million and $2.4 million for the same periods in 2025. As of June 30, 2026, Eastern Europe had assets of $7.1 million, net of working capital reserves related to inventories.

In November 2024, we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made an initial voluntary self-disclosure of apparent trade controls violations to the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”). In addition, in April 2025 we filed an initial voluntary self-disclosure with the Office of Foreign Asset Control (“OFAC”) relating to the same internal investigation. Following our internal investigation, we filed final voluntary self-disclosures with BIS and OFAC on September 5, 2025. We received a response from BIS closing the matter without further action. The voluntary self-disclosure with OFAC remains pending. We estimate that such potential violations represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this investigation may include fines or penalties imposed in response to our voluntary disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operation, we are unable to predict the outcome or the timing of resolution of these matters.

China Joint Ventures

On December 17, 2025, we completed the purchase of Fosun Industrial’s interests in Nature’s Sunshine Hong Kong Limited and Shanghai Nature’s Sunshine Health Products Co., Ltd., the Company's two joint ventures. Following the completion of the repurchases, the Company owned 100% of both joint ventures.

Tariffs

While we did not experience material impacts as a result of tariffs for the six months ended June 30, 2026 and 2025, we continue to monitor the additional pressure that tariff-related price increases may have on our business, including the price, availability and quality of raw materials and other ingredients. We expect that tariffs may adversely affect our costs in the remainder of 2026.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended June 30, 2026 and 2025 (dollar amounts in thousands):

Three Months Ended June 30,	2026		2025		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$116,985	100.0%	$114,750	100.0%	$2,235	1.9%
Cost of sales	30,811	26.3	32,451	28.3	(1,640)	(5.1)
Gross profit	86,174	73.7	82,299	71.7	3,875	4.7
Volume incentives	35,817	30.6	34,360	29.9	1,457	4.2
SG&A expenses	44,876	38.4	43,665	38.1	1,211	2.8
Operating income	5,481	4.7	4,274	3.7	1,207	28.2
Other income (expense), net	(115)	(0.1)	3,270	2.8	(3,385)	(103.5)
Income before income taxes	5,366	4.6	7,544	6.6	(2,178)	(28.9)
Provision for income taxes	1,828	1.6	2,025	1.8	(197)	(9.7)
Net income	$3,538	3.0%	$5,519	4.8%	$(1,981)	(35.9)%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

Six Months Ended June 30,	2026		2025		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$239,877	100.0%	$227,998	100.0%	$11,879	5.2%
Cost of sales	63,726	26.6	64,102	28.1	(376)	(0.6)
Gross profit	176,151	73.4	163,896	71.9	12,255	7.5
Volume incentives	72,710	30.3	69,204	30.4	3,506	5.1
SG&A expenses	88,415	36.9	84,246	37.0	4,169	4.9
Operating income	15,026	6.3	10,446	4.6	4,580	43.8
Other income (expense), net	(1,505)	(0.6)	4,207	1.8	(5,712)	(135.8)
Income before income taxes	13,521	5.6	14,653	6.4	(1,132)	(7.7)
Provision for income taxes	4,865	2.0	4,250	1.9	615	14.5
Net income	$8,656	3.6%	$10,403	4.6%	$(1,747)	(16.8)%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended June 30, 2026 and 2025 (dollar amounts in thousands):

Three Months Ended June 30,	2026	2025	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$52,997	$52,664	0.6%	$(2,466)	5.3%
Europe	22,694	21,741	4.4	156	3.7
North America	35,951	34,977	2.8	(6)	2.8
Latin America and Other	5,343	5,368	(0.5)	174	(3.7)
	$116,985	$114,750	1.9%	$(2,142)	3.8%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

Six Months Ended June 30,	2026	2025	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$105,180	$101,317	3.8%	$(1,803)	5.6%
Europe	49,089	45,855	7.1	995	4.9
North America	74,274	69,995	6.1	114	6.0
Latin America and Other	11,334	10,831	4.6	398	1.0
	$239,877	$227,998	5.2%	$(296)	5.3%

Consolidated net sales for the three and six months ended June 30, 2026, were $117.0 million and $239.9 million, respectively, compared to $114.8 million and $228.0 million for the same period in 2025, which represents an increase of 1.9 percent and 5.2 percent, respectively. The increase was primarily related to product sales increases in our Asia, Europe and North America operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and six months ended June 30, 2026 increased 3.8 percent and 5.3 percent, respectively, from the same periods in 2025.

Asia

Net sales related to Asia for the three and six months ended June 30, 2026 were $53.0 million and $105.2 million, respectively, compared to $52.7 million and $101.3 million for the same periods in 2025, or increases of 0.6 percent and 3.8 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2026 increased 5.3 percent and 5.6 percent, respectively, compared to the same periods in 2025.
Notable activity in the following markets contributed to the results of Asia:

In our Japan market, net sales increased $5.0 million and $6.5 million, or 38.3 percent and 26.7 percent, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. In local currencies, net sales for the three and six months ended June 30, 2026 increased 50.7 percent and 34.9 percent, respectively, compared to the same periods in 2025. The increase in net sales was primarily the result of strong momentum and timing of event qualifications that drove greater consultant activity and an increase in total orders and average order value.

In our Taiwan market, net sales decreased $3.0 million and $5.9 million, or 17.9 percent and 17.0 percent, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. In local currencies, net sales for the three and six months ended June 30, 2026 decreased 15.6 percent and 17.5 percent, respectively, compared to the same periods in 2025. The decrease was primarily the result of slower consumer acquisition and a reduction in total orders as well as average order values.

In our South Korea market, net sales decreased $0.5 million and increased $0.9 million, or decreased 4.1 percent and increased 4.0 percent, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. In local currency, net sales for the three and six months ended June 30, 2026 increased 2.9 percent and 8.1 percent, respectively, compared to the same periods in 2025. The increase in net sales in local currency was primarily the result of an increase in total orders and average order value.

In our China market, net sales decreased $1.4 million and increased $2.1 million, or decreased 15.3 percent and increased 12.7 percent, for the three and six months ended June 30, 2026, compared to the same periods in 2025. In local currencies, net sales for the three and six months ended June 30, 2026 decreased 20.1 percent and increased 7.3 percent, respectively, compared to the same periods in 2025. The decrease in net sales for the three months ended June 30, 2026 was primarily the result of a decrease in average order value and total orders, partially offset by an increase in subscription orders. The increase in net sales for the six months ended June 30, 2026 was primarily the result of an increase in total orders and average order value.

Europe

Net sales related to Europe for the three and six months ended June 30, 2026 were $22.7 million and $49.1 million, respectively, compared to $21.7 million and $45.9 million for the same periods in 2025, or increases of 4.4 percent and 7.1 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2026 increased 3.7 percent and 4.9 percent, respectively, compared to the same periods in 2025. The functional currency for many of these markets is the U.S. Dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign currency exchange rates had favorable impacts on net sales of $0.2 million and $1.0 million for the three and six months ended June 30, 2026, respectively. Net sales in local currency increased for the three and six months ended June 30, 2026, primarily as a result of growth in average order size and an expanding distributor base.

North America

Net sales related to North America for the three and six months ended June 30, 2026 were $36.0 million and $74.3 million, respectively, compared to $35.0 million and $70.0 million for the same periods in 2025, or increased 2.8 percent and 6.1 percent, respectively. In local currency, net sales for the three and six months ended June 30, 2026 increased 2.8 percent and 6.0 percent, respectively, compared to the same periods in 2025.

In the United States, net sales for the three and six months ended June 30, 2026 increased $1.1 million and $4.2 million, or 3.3 percent and 6.5 percent, respectively, compared to the same periods in 2025. The increase was primarily due to improved consumer acquisition through our digital channels.

Latin America and Other

Net sales related to Latin America and Other markets for the three and six months ended June 30, 2026 were $5.3 million and $11.3 million, respectively, compared to $5.4 million and $10.8 million for the same periods in 2025, or decreased 0.5 percent and increased 4.6 percent. In local currency, net sales for the three and six months ended June 30, 2026 decreased 3.7 percent and increased 1.0 percent, respectively, compared to the same periods in 2025. Fluctuations in foreign currency had favorable impacts on net sales of $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively.

Further information related to our Asia, Europe, North America and Latin America and Other business segments is set forth in Note 7 to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 26.3 percent and 26.6 percent for the three and six months ended June 30, 2026, compared to 28.3 percent and 28.1 percent for the same periods in 2025. The decrease in cost of sales percentage is primarily due to cost savings initiatives and market mix.

Volume Incentives

Volume incentives expense as a percent of net sales was 30.6 percent and 30.3 percent for the three and six months ended June 30, 2026, respectively, compared to 29.9 percent and 30.4 percent for the same periods in 2025. The increase for the three months ended June 30, 2026, was primarily due to timing of promotional incentives and market mix. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various geographies. We do not pay volume incentives in China, instead we pay independent service fees which are included in selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China and other miscellaneous operating expenses.

Selling, general and administrative expenses increased $1.2 million and $4.2 million, respectively, to $44.9 million and $88.4 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. Selling, general and administrative expenses were 38.4 percent and 36.9 percent of net sales for the three and six months ended June 30, 2026, compared to 38.1 percent and 37.0 percent for the same periods in 2025. The increase was primarily related to consultant events and variable selling expenses, partially offset by compensation costs.

Other Income (Expense), Net

Other income (expense), net, for the three and six months ended June 30, 2026, was expense of $0.1 million and $1.5 million, respectively, compared to income of $3.3 million and $4.2 million during the same periods in 2025, respectively. Other income (expense), net for the three and six months ended June 30, 2026 primarily consisted of foreign exchange losses in Asia, partially offset by foreign exchange gains in Europe and Latin America, that resulted from net changes in foreign currencies.

Income Taxes

For the three months ended June 30, 2026 and 2025, our provision for income taxes, as a percentage of income before income taxes was 34.1 percent and 26.8 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the six months ended June 30, 2026 and 2025, our provision for income taxes, as a percentage of income before income taxes was 36.0 percent and 29.0 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2026, was primarily attributed to recording a valuation allowance on foreign tax credits which are not expected to be utilized before expiration, non-deductible executive compensation, and foreign losses that presently do not provide a future tax benefit, partially offset by the deduction allowed for foreign-derived eligible income and favorable deductions for share-based compensation.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and six months ended June 30, 2025, was primarily attributed to operations in foreign countries which are treated as a branch for U.S. tax purposes, partially offset by favorable adjustments to deferred tax assets, foreign derived intangible income deduction and foreign tax credits.

The difference between the effective tax rate for the three and six months ended June 30, 2026, compared to June 30, 2025, was primarily caused by an increase in foreign losses year over year that presently do not provide future tax benefit and favorable adjustments to deferred tax assets in the prior period which do not repeat in the current period.

Our U.S. federal income tax returns for 2022 through 2024 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2020 through 2025.

As of June 30, 2026 and December 31, 2025, we had accrued $0.1 million and $0.4 million, respectively, related to unrecognized tax positions.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and six months ended June 30, 2026 and 2025, by business segment.

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

We pay sales commissions, or “volume incentives,” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we do not pay volume incentives; rather, we pay independent service fees, which are included in selling, general and administrative expenses. These volume incentives and independent service fees are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended June 30, 2026 and 2025, are set forth in the unaudited Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets, digital investments and funding of international expansion. As of June 30, 2026, working capital was $109.7 million, compared to $100.3 million as of December 31, 2025. At June 30, 2026, we had $82.5 million in cash, of which $15.7 million was held in the U.S. and $66.8 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

Six Months Ended June 30,	2026	2025
Operating activities	$(1,011)	$6,949
Investing activities	(5,256)	(2,460)
Financing activities	(5,035)	(12,853)

Operating Activities

For the six months ended June 30, 2026, operating activities used cash of $1.0 million, compared to provided cash of $6.9 million in the same period in 2025. Operating cash flows decreased primarily due to reduced net income and the timing of payments and receipts for accrued liabilities, deferred revenue, income taxes payable, accounts receivable, prepaid expense and other current assets, partially offset by a decrease in inventories and lease liabilities.

Investing Activities

For the six months ended June 30, 2026, investing activities used $5.3 million, compared to $2.5 million for the same period in 2025, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the six months ended June 30, 2026, financing activities used $5.0 million, compared to $12.9 million for the same period in 2025.

During the six months ended June 30, 2026, we used cash to repurchase 113,000 shares of our common stock under the share repurchase program for $2.6 million. At June 30, 2026, the remaining balance available for repurchases under the program was $14.8 million.

We maintain a revolving credit agreement with Bank of America, N.A. (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At June 30, 2026, there were no outstanding balances under the Credit Agreement or the Capital Credit Agreement. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no significant changes in our critical accounting policies or estimates for the six months ended June 30, 2026. A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms adopted by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Management’s Report on Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal controls over financial reporting were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in November 2024 we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made an initial voluntary self-disclosure of apparent trade controls violations to the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”). In addition, in April 2025 we filed an initial voluntary self-disclosure with OFAC relating to the same internal investigation. Following our internal investigation, we filed final voluntary self-disclosures with BIS and OFAC on September 5, 2025. We received a response from BIS closing the matter without further action. The voluntary self-disclosure with OFAC remains pending. We estimate that such potential violations represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this matter may include fines or penalties imposed in response to our voluntary self-disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operation, we are unable to predict the outcome or to reasonably estimate the time it may take to resolve these matters.

Although we have implemented policies and procedures in these areas, we cannot assure you that our policies and procedures are sufficient or that directors, officers, employees, representatives, manufacturers, suppliers and agents have not engaged and will not engage in conduct in violation of such policies and procedures.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the purchases of our common stock during the fiscal quarter ended June 30, 2026:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
April 1, 2026 to April 30, 2026	19	$26.46	19
May 1, 2026 to May 31, 2026	22	23.05	22
June 1, 2026 to June 30, 2026	52	$20.16	52
Total	93		93	$14,788

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in shares. On May 6, 2025, we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 93,000 shares of our common stock during the quarter ended June 30, 2026, under the terms of this Board-approved plan.

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

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.       EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
10.1(1)	Nature's Sunshine Products, Inc. 2026 Stock Incentive Plan
10.2(2)	Employment Agreement between the Company and Jonathan D. Lanoy
31.1(3)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(3)	Certification of Chief Accounting Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(4)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(4)	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (the cover page XBRL tags are embedded within iXBRL (Inline Extensible Business Reporting Language) document)
_________________________________________

(1)    Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2026, and is incorporated herein by reference.
(2)    Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 11, 2026, and is incorporated herein by reference.
(3)    Filed currently herewith.
(4)    Furnished currently herewith.
*    Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nature’s Sunshine Products, Inc.

Date:	August 6, 2026	/s/ Kenneth G. Romanzi
Kenneth G. Romanzi,
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2026	/s/ Jonathan D. Lanoy
Jonathan D. Lanoy,
Senior Vice President, Chief Accounting Officer
(Principal Financial Officer)