Form 10-Q
period 2026-09-30
NATURES SUNSHINE PRODUCTS INC
filed 2026-11-04
CIK 275053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

(801) 341-7900
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	NATR	The Nasdaq Capital Market

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

The number of shares of Common Stock, no par value, outstanding on October 23, 2026, was 17,328,776 shares.

NATURE’S SUNSHINE PRODUCTS, INC.
FORM 10-Q

For the Quarter Ended September 30, 2026

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
•corrective or remedial actions involving independent sales representatives that may disrupt their sales organizations or adversely affect our sales and results of operations;
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
•potential for liability relating to the Company’s full ownership of its China business;
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

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$89,377	$93,891
Accounts receivable, net of allowance for doubtful accounts of $60 and $69, respectively	18,325	8,602
Inventories	71,289	68,312
Prepaid expenses and other	9,394	8,040
Total current assets	188,385	178,845

Property, plant and equipment, net	29,701	32,915
Operating lease right-of-use assets	19,023	17,600
Restricted investment securities - trading	1,225	1,132
Deferred income tax assets	19,328	20,068
Other assets	10,570	10,586
Total assets	$268,232	$261,146

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,151	$8,021
Accrued volume incentives and service fees	25,758	22,624
Accrued liabilities	27,523	34,080
Deferred revenue	5,910	5,840
Income taxes payable	1,577	4,703
Current portion of operating lease liabilities	4,569	3,270
Total current liabilities	73,488	78,538

Liability related to unrecognized tax benefits	1,748	428
Long-term portion of operating lease liabilities	16,459	15,630
Deferred compensation payable	1,225	1,132
Deferred income tax liabilities	1,069	954
Other liabilities	2,561	2,911
Total liabilities	96,550	99,593

Shareholders’ equity:
Common stock, no par value, 50,000 shares authorized, 17,386 and 17,508 shares issued and outstanding, respectively	99,179	102,192
Retained earnings	87,474	76,928
Accumulated other comprehensive loss	(14,971)	(17,567)
Total shareholders’ equity	171,682	161,553
Total liabilities and shareholders’ equity	$268,232	$261,146

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

Three Months Ended September 30,	2026	2025
Net sales	$116,603	$128,339
Cost of sales	31,641	34,290
Gross profit	84,962	94,049

Operating expenses:
Volume incentives	37,365	39,348
Selling, general and administrative	42,315	45,726
Operating income	5,282	8,975
Other income:
Interest and other income, net	101	51
Interest expense	(30)	(26)
Foreign exchange gains, net	15	672
Total other income	86	697
Income before provision for income taxes	5,368	9,672
Provision for income taxes	3,478	4,137
Net income	1,890	5,535
Net income attributable to noncontrolling interests	—	201
Net income attributable to common shareholders	$1,890	$5,334

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.11	$0.30

Diluted earnings per share attributable to common shareholders	$0.11	$0.30

Weighted average basic common shares outstanding	17,519	17,638
Weighted average diluted common shares outstanding	17,870	18,034

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share information)
(Unaudited)

Nine Months Ended September 30,	2026	2025
Net sales	$356,480	$356,337
Cost of sales	95,367	98,392
Gross profit	261,113	257,945

Operating expenses:
Volume incentives	110,075	108,552
Selling, general and administrative	130,730	129,972
Operating income	20,308	19,421
Other income (expense):
Interest and other income, net	336	524
Interest expense	(118)	(71)
Foreign exchange gains (losses), net	(1,637)	4,451
Total other income (expense)	(1,419)	4,904
Income before provision for income taxes	18,889	24,325
Provision for income taxes	8,343	8,387
Net income	10,546	15,938
Net income attributable to noncontrolling interests	—	524
Net income attributable to common shareholders	$10,546	$15,414

Basic and diluted net income per common share:

Basic earnings per share attributable to common shareholders	$0.60	$0.85

Diluted earnings per share attributable to common shareholders	$0.59	$0.83

Weighted average basic common shares outstanding	17,553	18,174
Weighted average diluted common shares outstanding	17,906	18,563

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

Three Months Ended September 30,	2026	2025
Net income	$1,890	$5,535
Foreign currency translation gain (loss) (net of tax)	2,084	(1,404)
Total comprehensive income	$3,974	$4,131

Nine Months Ended September 30,	2026	2025
Net income	$10,546	$15,938
Foreign currency translation gain (net of tax)	2,596	799
Total comprehensive income	$13,142	$16,737

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2025	17,508	$102,192	$76,928	$(17,567)	$161,553
Share-based compensation expense	—	1,639	—	—	1,639
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	76	(1,079)	—	—	(1,079)
Repurchase of common stock	(20)	(500)	—	—	(500)
Net income	—	—	5,118	—	5,118
Other comprehensive income	—	—	—	185	185
Balance at March 31, 2026	17,564	$102,252	$82,046	$(17,382)	$166,916
Share-based compensation expense	—	1,991	—	—	1,991
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	143	(1,394)	—	—	(1,394)
Repurchase of common stock	(93)	(2,062)	—	—	(2,062)
Net income	—	—	3,538	—	3,538
Other comprehensive income	—	—	—	327	327
Balance at June 30, 2026	17,614	$100,787	$85,584	$(17,055)	$169,316
Share-based compensation expense	—	1,955	—	—	1,955
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	4	(29)	—	—	(29)
Repurchase of common stock	(232)	(3,534)	—	—	(3,534)
Net income	—	—	1,890	—	1,890
Other comprehensive income	—	—	—	2,084	2,084
Balance at September 30, 2026	17,386	$99,179	$87,474	$(14,971)	$171,682

	Common Stock		Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2024	18,483	$114,577	$57,407	$5,678	$(16,671)	$160,991
Share-based compensation expense	—	1,300	—	—	—	1,300
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	29	(255)	—	—	—	(255)
Repurchase of common stock	(38)	(476)	—	—	—	(476)
Net income	—	—	4,747	137	—	4,884
Other comprehensive income	—	—	—	—	656	656
Balance at March 31, 2025	18,474	$115,146	$62,154	$5,815	$(16,015)	$167,100
Share-based compensation expense	—	1,638	—	—	—	1,638
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	134	(244)	—	—	—	(244)
Repurchase of common stock	(973)	(11,878)	—	—	—	(11,878)
Net income	—	—	5,333	186	—	5,519
Other comprehensive income	—	—	—	—	1,547	1,547
Balance at June 30, 2025	17,635	$104,662	$67,487	$6,001	$(14,468)	$163,682
Share-based compensation expense	—	1,286	—	—	—	1,286
Shares issued from the exercise of stock options and vesting of restricted stock units, net of shares exchanged for withholding tax	43	(373)	—	—	—	(373)
Repurchase of common stock	(118)	(2,022)	—	—	—	(2,022)
Net income	—	—	5,334	201	—	5,535
Other comprehensive loss	—	—	—	—	(1,404)	(1,404)
Balance at September 30, 2025	17,560	$103,553	$72,821	$6,202	$(15,872)	$166,704

See accompanying notes to condensed consolidated financial statements.

NATURE’S SUNSHINE PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

Nine Months Ended September 30,	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,546	$15,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,735	10,538
Non-cash lease expense	3,123	3,792
Share-based compensation expense	5,585	4,223
Deferred income taxes	1,012	(2,104)
Purchase of trading investment securities	(220)	(94)
Proceeds from sale of trading investment securities	287	14
Realized and unrealized gains on investments	(161)	(112)
Foreign exchange (gains) losses	1,637	(4,451)
Changes in assets and liabilities:
Accounts receivable	(9,507)	(5,254)
Inventories	(2,900)	(6,428)
Prepaid expenses and other current assets	(1,334)	(1,323)
Other assets	398	(465)
Accounts payable	525	(2,401)
Accrued volume incentives and service fees	2,751	4,165
Accrued liabilities	(7,219)	5,412
Deferred revenue	(226)	4,615
Lease liabilities	(2,421)	(3,883)
Income taxes payable	(3,286)	2,814
Liability related to unrecognized tax benefits	1,320	235
Deferred compensation payable	94	192
Net cash provided by operating activities	9,739	25,423
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,793)	(4,143)
Net cash used in investing activities	(6,793)	(4,143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	30,935	1,823
Principal payments of revolving credit facility	(30,935)	(1,823)
Payments related to tax withholding for net-share settled equity awards	(2,502)	(872)
Repurchase of common stock	(6,096)	(14,376)
Net cash used in financing activities	(8,598)	(15,248)
Effect of exchange rates on cash and cash equivalents	1,138	4,822
Net increase (decrease) in cash and cash equivalents	(4,514)	10,854
Cash and cash equivalents at the beginning of the period	93,891	84,700
Cash and cash equivalents at the end of the period	$89,377	$95,554
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$9,457	$7,699
Cash paid for interest	118	71

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial information as of September 30, 2026, and for the three- and nine-month periods ended September 30, 2026 and 2025. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2026.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities in these financial statements and accompanying notes. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations.

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

Noncontrolling Interests

On December 17, 2025, the Company completed the purchase of Fosun Industrial’s interests in Nature’s Sunshine Hong Kong Limited and Shanghai Nature’s Sunshine Health Products Co., Ltd., the Company's two joint ventures. Following the completion of the repurchases, the Company owned 100% of both joint ventures, and no noncontrolling interests remained outstanding as of September 30, 2026 and December 31, 2025.

Net income attributable to the noncontrolling interests was $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively.

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

(2)    Inventories

The composition of inventories is as follows (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$23,029	$22,893
Work in process	1,416	1,251
Finished goods	46,844	44,168
Total inventories	$71,289	$68,312

(3)    Restricted Investment Securities - Trading

Our trading securities portfolio totaled $1.2 million at September 30, 2026, and $1.1 million at December 31, 2025, and generated losses of $1,000 and gains of $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and gains of $0.2 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

(4)    Revolving Credit Facility and Other Obligations

On July 11, 2017, we entered into a revolving credit agreement with Bank of America, N.A., with a borrowing limit of $25.0 million (the “Credit Agreement”). On June 23, 2022, the Credit Agreement was amended to extend the term to mature on July 1, 2027. On September 11, 2024, the Credit Agreement was amended to modify the calculation of interest. Interest as defined under the amended Credit Agreement is the greater of SOFR Daily Floating Rate or the Index Floor, plus 1.50 percent (5.50 percent as of September 30, 2026), and an annual commitment fee of 0.25 percent on the unused portion of the commitment. At September 30, 2026 and December 31, 2025, there was no outstanding balance under the Credit Agreement.

The Credit Agreement contains customary financial covenants, including financial covenants relating to our solvency and leverage. In addition, the Credit Agreement restricts certain capital expenditures, lease expenditures, other indebtedness, liens on assets, guarantees, loans and advances, dividends, mergers, consolidations and transfers of assets except as permitted in the Credit Agreement. The Credit Agreement is collateralized by our manufacturing facility, accounts receivable, inventories and other assets. As of September 30, 2026, we were in compliance with the debt covenants set forth in the Credit Agreement.

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

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2026 and 2025 (dollar and share amounts in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common shareholders	$1,890	$5,334	$10,546	$15,414

Basic weighted average shares outstanding	17,519	17,638	17,553	18,174

Basic earnings per share attributable to common shareholders	$0.11	$0.30	$0.60	$0.85

Diluted shares outstanding:
Basic weighted-average shares outstanding	17,519	17,638	17,553	18,174
Stock-based awards	351	396	353	389
Diluted weighted-average shares outstanding	17,870	18,034	17,906	18,563

Diluted earnings per share attributable to common shareholders	$0.11	$0.30	$0.59	$0.83

Dilutive shares excluded from diluted-per-share amounts:
Share-based awards	632	710	632	710

Anti-dilutive shares excluded from diluted-per-share amounts:
Share-based awards	—	—	—	—

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

(6)    Capital Transactions

Dividends

The declaration of future dividends is subject to the discretion of our Board of Directors and will depend upon numerous factors, including earnings, financial condition, restrictions imposed by any indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. No dividends were declared for the nine months ended September 30, 2026 and 2025.

Share Repurchase Program

On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in common shares. On May 6, 2025, we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. For the nine months ended September 30, 2026 and 2025, we repurchased 345,000 and 1,129,000 shares of our common stock for $6.1 million and $14.4 million, respectively, including excise taxes. At September 30, 2026, the remaining balance available for repurchases under the program was $11.3 million.

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

Stock option activity for the nine-month period ended September 30, 2026, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2025	25	$13.50	$4.94
Granted	—	—	—
Forfeited or canceled	—	—	—
Exercised	—	—	—
Options outstanding at September 30, 2026	25	$13.50	$4.94

There was no share-based compensation expense for the three- and nine-month periods ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, there was no unrecognized share-based compensation expense related to the grants described above.

At September 30, 2026, the aggregate intrinsic value of outstanding and exercisable stock options to purchase 25,000 shares of common stock was $0. At December 31, 2025, the aggregate intrinsic value of outstanding and exercisable options to purchase 25,000 shares of common stock was $0.2 million.

For the nine months ended September 30, 2026, no shares of common stock were issued upon the exercise of stock options.

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

As of September 30, 2026 and December 31, 2025, we did not have any unvested stock options outstanding.

Restricted Stock Units

Our outstanding restricted stock units ("RSUs") include time-based RSUs, which vest over differing periods of time ranging from 12 months to up to 36 months from the RSU grant date, as well as performance-based RSUs, which vest upon achieving targets relating to adjusted EBITDA growth, stock price levels and/or total shareholder return ("TSR"). RSUs granted to members of the Board of Directors contain a restriction period in which the shares are not issued until two years after vesting. At September 30, 2026 and December 31, 2025, there were 87,000 and 78,000 vested RSUs outstanding, respectively, held by members of our Board of Directors with an accompanying restriction period.

Restricted stock unit activity for the nine-month period ended September 30, 2026, is as follows (amounts in thousands, except per share information):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units outstanding at December 31, 2025	1,442	$14.02
Granted	602	20.01
Forfeited	(134)	16.59
Issued	(323)	13.10
Restricted Stock Units outstanding at September 30, 2026	1,587	16.26

During the nine-month period ended September 30, 2026, we granted 602,000 RSUs under the 2026 Incentive Plan to the Board of Directors, executive officers and other employees, which were comprised of time-based RSUs, adjusted EBITDA and TSR performance-based RSUs. The time-based RSUs were issued with a weighted-average grant date fair value of $19.59 per share and vest in annual installments from the grant date over a one- to three-year period from the grant date. The adjusted EBITDA performance-based RSUs were issued with a weighted-average grant date fair value of $19.68 per share and vest upon achieving adjusted EBITDA targets and maintaining those targets over a four-quarter period from the grant date. The TSR performance-based RSUs were issued with a weighted-average grant date fair value of $21.55 per share and vest upon achieving TSR targets at both a two- and three-year measurement date from the grant date.

Share-based compensation expense related to time-based RSUs for the three-month periods ended September 30, 2026 and 2025, was approximately $1.2 million and $0.9 million, respectively. Share-based compensation expense related to time-based RSUs for the nine-month periods ended September 30, 2026 and 2025, was approximately $3.1 million and $2.9 million, respectively. As of September 30, 2026 and December 31, 2025, the unrecognized share-based compensation expense related to the grants described above, excluding incentive awards discussed below, was $6.4 million and $3.6 million, respectively. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 0.9 years.

Share-based compensation expense related to performance-based RSUs for the three-month periods ended September 30, 2026 and 2025, was $0.7 million and $0.4 million, respectively. Share-based compensation expense related to performance-based RSUs for the nine-month periods ended September 30, 2026 and 2025, was $2.5 million and $1.3 million, respectively. Should we attain all the metrics related to performance-based RSU grants, we would recognize up to $6.3 million of potential share-based compensation expense. We currently expect to recognize an additional $4.8 million of that potential share-based compensation expense. The remaining compensation expense is expected to be recognized over the weighted average period of approximately 2.3 years.

The number of shares issued upon vesting of RSUs granted pursuant to our share-based compensation plans is net of the minimum statutory withholding requirements that we pay on behalf of our employees, which was 99,000 and 70,000 shares for the nine-month periods ended September 30, 2026 and 2025, respectively. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

(7)    Segment Information

We have four reportable business segments (Asia, Europe, North America and Latin America and Other) based primarily upon the geographic region where each segment operates, as well as the internal organization of our officers and their responsibilities. Each of the geographic segments operates under the Nature’s Sunshine Products and Synergy WorldWide® brands and sells similar products grouped into six principal categories: general health, immune, cardiovascular, digestive, personal care and weight management. The Latin America and Other segment includes our wholesale business in which we sell products to various locally-managed entities, independent of the Company, that we have granted distribution rights for the relevant market.

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

Reportable business segment information for the three and nine months ended September 30, 2026 and 2025, is as follows (dollar amounts in thousands):

Three Months Ended September 30, 2026	Asia	Europe	North America	Latin America and Other	Total
Net sales	$55,056	$22,076	$34,009	$5,462	$116,603
Cost of sales	12,678	5,754	11,258	1,951
Volume incentives	19,624	9,016	7,065	1,660
Selling, general and administrative (1)	13,307	4,955	10,434	1,319
Segment operating income	$9,447	$2,351	$5,252	$532	$17,582
Unallocated corporate selling, general and administrative expense					(12,300)
Operating income					5,282
Interest and other income, net					101
Interest expense					(30)
Foreign exchange gains, net					15
Income from operations before provision for income taxes					$5,368

Three Months Ended September 30, 2025	Asia	Europe	North America	Latin America and Other	Total
Net sales	$64,725	$22,107	$36,224	$5,283	$128,339
Cost of sales	13,906	6,464	12,043	1,877
Volume incentives	21,524	8,726	7,383	1,715
Selling, general and administrative (1)	16,177	4,599	9,009	1,416
Segment operating income	$13,118	$2,318	$7,789	$275	$23,500
Unallocated corporate selling, general and administrative expense					(14,525)
Operating income					8,975
Interest and other income, net					51
Interest expense					(26)
Foreign exchange gains, net					672
Income from operations before provision for income taxes					$9,672

Nine Months Ended September 30, 2026	Asia	Europe	North America	Latin America and Other	Total
Net sales	$160,236	$71,165	$108,283	$16,796	$356,480
Cost of sales	35,481	19,414	34,599	5,873
Volume incentives	54,089	28,856	22,051	5,079
Selling, general and administrative (1)	42,395	15,678	29,345	4,186
Segment operating income	$28,271	$7,217	$22,288	$1,658	$59,434
Unallocated corporate selling, general and administrative expense					(39,126)
Operating income					20,308
Interest and other income, net					336
Interest expense					(118)
Foreign exchange losses, net					(1,637)
Income from operations before provision for income taxes					$18,889

Nine Months Ended September 30, 2025	Asia	Europe	North America	Latin America and Other	Total
Net sales	$166,042	$67,962	$106,219	$16,114	$356,337
Cost of sales	36,538	20,000	35,817	6,037
Volume incentives	54,666	27,238	21,853	4,795
Selling, general and administrative (1)	43,085	14,498	26,627	4,259
Segment operating income	$31,753	$6,226	$21,922	$1,023	$60,924
Unallocated corporate selling, general and administrative expense					(41,503)
Operating income					19,421
Interest and other income, net					524
Interest expense					(71)
Foreign exchange gains, net					4,451
Income from operations before provision for income taxes					$24,325
_________________________________________

(1)    Service fees in China totaled $2.2 million and $9.6 million for the three- and nine-month periods ended September 30, 2026, respectively, compared to $4.6 million and $10.9 million for the three- and nine-month periods ended September 30, 2025. These service fees are included in selling, general and administrative expenses.

The table below reflects sales based upon the sales location where they occurred. From an individual country/region perspective, the United States, Japan, Taiwan and South Korea comprise 10 percent or more of consolidated net sales for the three- and nine-month periods ended September 30, 2026 and 2025, as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales:
United States	$31,713	$33,721	$100,920	$98,687
Japan	17,270	17,704	47,940	41,911
Taiwan	16,062	18,854	44,778	53,446
South Korea	14,474	15,199	38,725	38,516
Other	37,084	42,861	124,117	123,777
Total net sales	$116,603	$128,339	$356,480	$356,337

Net sales generated by each product line for the three and nine months ended September 30, 2026 and 2025, are as follows (dollar amounts in thousands):

Three Months Ended September 30, 2026	Asia	Europe	North America	Latin America and Other	Total
General health	$21,427	$9,806	$15,056	$1,608	$47,897
Immune	4,239	1,844	3,024	412	9,519
Cardiovascular	13,086	2,727	3,675	408	19,896
Digestive	7,490	5,821	9,673	2,664	25,648
Personal care	5,907	1,238	1,854	197	9,196
Weight management	2,907	640	727	173	4,447
Total net sales by segment	$55,056	$22,076	$34,009	$5,462	$116,603

Three Months Ended September 30, 2025	Asia	Europe	North America	Latin America and Other	Total
General health	$24,817	$9,267	$16,231	$1,571	$51,886
Immune	4,456	2,046	3,778	455	10,735
Cardiovascular	15,935	2,600	4,036	394	22,965
Digestive	13,657	5,788	9,411	2,514	31,370
Personal care	2,365	1,481	1,795	206	5,847
Weight management	3,495	925	973	143	5,536
Total net sales by segment	$64,725	$22,107	$36,224	$5,283	$128,339

Nine Months Ended September 30, 2026	Asia	Europe	North America	Latin America and Other	Total
General health	$61,322	$31,040	$48,484	$5,020	$145,866
Immune	10,513	6,207	10,299	1,375	28,394
Cardiovascular	38,674	8,845	11,288	1,261	60,068
Digestive	29,179	19,199	30,497	7,980	86,855
Personal care	12,876	3,789	5,615	649	22,929
Weight management	7,672	2,085	2,100	511	12,368
Total net sales by segment	$160,236	$71,165	$108,283	$16,796	$356,480

Nine Months Ended September 30, 2025	Asia	Europe	North America	Latin America and Other	Total
General health	$63,470	$29,370	$47,535	$4,811	$145,186
Immune	11,311	6,474	11,887	1,424	31,096
Cardiovascular	42,468	7,804	11,449	1,217	62,938
Digestive	33,825	17,790	27,596	7,599	86,810
Personal care	5,671	4,427	4,907	695	15,700
Weight management	9,297	2,097	2,845	368	14,607
Total net sales by segment	$166,042	$67,962	$106,219	$16,114	$356,337

Depreciation and amortization by reportable business segment for the three and nine months ended September 30, 2026 and 2025, are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization:
Asia	$494	$466	$1,331	$1,445
Europe	9	25	38	81
North America	2,697	3,036	8,333	8,977
Latin America and Other	11	12	33	35
Total depreciation and amortization	$3,211	$3,539	$9,735	$10,538

From an individual country perspective, only the United States has material balances of consolidated property, plant and equipment as follows (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Property, plant and equipment
United States	$24,597	$29,061
Other	5,104	3,854
Total property, plant and equipment	$29,701	$32,915

(8)    Income Taxes

For the three months ended September 30, 2026 and 2025, our provision for income taxes, as a percentage of income before income taxes, was 64.8 percent and 42.8 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2026 and 2025, our provision for income taxes, as a percentage of income before income taxes, was 44.2 percent and 34.5 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2026, was primarily attributed to recording a valuation allowance on foreign tax credits which are not expected to be utilized before expiration, recording a reserve for uncertain tax positions, and non-deductible executive compensation, partially offset by the deduction allowed for foreign-derived eligible income and favorable deductions for share-based compensation.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2025, was primarily attributed to operations in foreign countries which are treated as a branch for U.S. tax purposes, partially offset by the foreign-derived intangible income deduction.

The difference between the effective tax rate for the three and nine months ended September 30, 2026, compared to September 30, 2025, was primarily caused by recording a reserve in the current period for uncertain tax positions and favorable adjustments to deferred tax assets in the prior period which do not repeat in the current period.

Our U.S. federal income tax returns for 2022 through 2025 are open to examination for federal tax purposes. We have several foreign tax jurisdictions with open tax years from 2020 through 2025.

As of September 30, 2026 and December 31, 2025, we had accrued $1.7 million and $0.4 million, respectively, related to unrecognized tax positions net of offsetting tax attributes.

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

(9)    Commitments and Contingencies

Legal Proceedings

We are a party to various legal proceedings and disputes in the United States and foreign jurisdictions. As of September 30, 2026 and December 31, 2025, accrued liabilities were $0.8 million and $1.0 million, respectively, related to the estimated outcome of these proceedings. In addition, we are a party to other litigation where there is a reasonable possibility that a loss may be incurred, but either the losses are not considered to be probable or we cannot at this time estimate the loss, if any; therefore, no provision for losses has been provided. We believe future payments related to these matters could range from $0 to approximately $2.9 million.
In November 2024, we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made an initial voluntary self-disclosure of apparent trade controls violations to the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”). In addition, in April 2025 we filed an initial voluntary self-disclosure with the Office of Foreign Assets Control (“OFAC”) relating to the same internal investigation. Following our internal investigation, we filed final voluntary self-disclosures with BIS and OFAC on September 5, 2025. We received a response from BIS closing the matter without further action. The voluntary self-disclosure with OFAC remains pending. We estimate that such potential violations represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this investigation may include fines or penalties imposed in response to our voluntary disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operations, we are unable to predict the outcome or the timing of resolution of these matters.

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

Non-Income Tax Contingencies

We have reserved for certain state sales and use tax and foreign non-income tax contingencies based on the likelihood of an obligation in accordance with accounting guidance for probable loss contingencies. Loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. We provide provisions for potential payments of tax to various tax authorities for contingencies related to non-income tax matters, including value-added taxes and sales tax. We provide provisions for U.S. state sales taxes in each of the states where we have nexus. As of September 30, 2026 and December 31, 2025, accrued liabilities were $0.1 million and $0.2 million, respectively, related to non-income tax contingencies. While we believe that the assumptions and estimates used to determine contingent liabilities are reasonable, the ultimate outcome of these matters cannot presently be determined. We believe future payments related to these matters could range from $0 to approximately $3.8 million.

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

The following table presents our hierarchy for our assets, measured at fair value on a recurring basis, as of September 30, 2026 (dollar amounts in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Restricted investment securities - trading	$1,225	$—	$—	$1,225
Total assets measured at fair value on a recurring basis	$1,225	$—	$—	$1,225

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

For the nine months ended September 30, 2026 and for the year ended December 31, 2025, there were no fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying value of our debt approximates fair value due to its recent acquisition and short maturity. During the nine months ended September 30, 2026 and 2025, we did not have any re-measurements of non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition.

(11)    Revenue Recognition

Revenue Recognition

Net sales include sales of products and shipping and handling charges, net of estimates for product returns and any related sales incentives or rebates based upon historical information and current trends. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the consumer, with revenue recognized at shipping point, the point in time the consumer obtains control of the products. The majority of our contracts have a single performance obligation and are short-term in nature. Contracts with multiple performance obligations are insignificant. Sales taxes and value-added taxes in the United States and foreign jurisdictions that are collected from consumers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Amounts received for unshipped merchandise are recorded as deferred revenue. Amounts for membership fees are deferred and amortized as revenue over the life of the membership, primarily one year.

A reserve for product returns is recorded based upon historical experience and current trends. We allow independent consultants to return the unused portion of products within ninety days of purchase if they are not satisfied with the product. In some of our markets, the requirements to return products are more restrictive.

Volume incentives and other sales incentives or rebates are a significant part of our direct sales marketing program and represent commission payments made to independent consultants. These payments are designed to provide incentives for reaching higher sales levels. The amount of volume incentive expense recognized is determined based upon the amount of qualifying purchases in a given month and recorded as volume incentive expense. Payments to independent consultants for sales incentives or rebates related to their own purchases are recorded as a reduction of revenue. Some payments for sales incentives are processed daily, while others, including rebates, are calculated monthly based upon qualifying sales.

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

Our independent consultants market and sell our products to consumers and sponsor other independent consultants who also market our products to consumers. Because a significant amount of revenue is generated through the sales of our independent consultants, our revenue can be impacted by the number and productivity of our independent consultants. We seek to motivate and provide incentives to our independent consultants by offering high-quality products, product support, training seminars and financial incentives, among other considerations.

Third Quarter Performance

In the third quarter of 2026, we experienced a decrease in our consolidated net sales of 9.1 percent (or 7.2 percent in local currencies) compared to the same period in 2025. Asia net sales decreased approximately 14.9 percent (or 11.2 percent in local currencies) compared to the same period in 2025. Europe net sales decreased approximately 0.1 percent (or increased 0.9 percent in local currencies) compared to the same period in 2025. North America net sales decreased approximately 6.1 percent (or 6.0 percent in local currencies) compared to the same period in 2025. Latin America and Other net sales increased approximately 3.4 percent (or decreased 0.1 percent in local currencies) compared to the same period in 2025. The weakening of the local currencies versus the U.S. dollar, primarily in our Asian markets, resulted in an approximate 1.9 percent, or $2.5 million, decrease of our net sales during the quarter.

Cost of sales decreased $2.6 million during the three months ended September 30, 2026, compared to the same period in 2025, and as a percentage of net sales were 27.1 percent and 26.7 percent for the three months ended September 30, 2026 and 2025, respectively. The increase in cost of sales percentage is primarily due to unfavorable foreign currency translation.

In absolute terms, selling, general and administrative expenses decreased $3.4 million during the three months ended September 30, 2026, compared to the same period in 2025, and as a percentage of net sales were 36.3 percent and 35.6 percent for the three months ended September 30, 2026 and 2025, respectively. The dollar decrease was primarily related to a reduction in variable selling expenses and cost management.

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

Despite the war in Ukraine, net sales related to Eastern Europe for the three and nine months ended September 30, 2026, were $14.8 million and $47.6 million, respectively, compared to $13.9 million and $43.2 million for the same periods in 2025. Operating income related to Eastern Europe for the three and nine months ended September 30, 2026, was $1.8 million and $5.4 million, respectively, compared to $1.3 million and $3.7 million for the same periods in 2025. As of September 30, 2026, Eastern Europe had assets of $7.3 million, net of working capital reserves related to inventories.

In November 2024, we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made an initial voluntary self-disclosure of apparent trade controls violations to the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”). In addition, in April 2025 we filed an initial voluntary self-disclosure with the Office of Foreign Assets Control (“OFAC”) relating to the same internal investigation. Following our internal investigation, we filed final voluntary self-disclosures with BIS and OFAC on September 5, 2025. We received a response from BIS closing the matter without further action. The voluntary self-disclosure with OFAC remains pending. We estimate that such potential violations represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this investigation may include fines or penalties imposed in response to our voluntary disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operations, we are unable to predict the outcome or the timing of resolution of these matters.

China Joint Ventures

On December 17, 2025, we completed the purchase of Fosun Industrial’s interests in Nature’s Sunshine Hong Kong Limited and Shanghai Nature’s Sunshine Health Products Co., Ltd., the Company's two joint ventures. Following the completion of the repurchases, the Company owned 100% of both joint ventures.

Tariffs

While we did not experience material impacts as a result of tariffs for the nine months ended September 30, 2026 and 2025, we continue to monitor the additional pressure that tariff-related price increases may have on our business, including the price, availability and quality of raw materials and other ingredients. We expect that tariffs may adversely affect our costs in the remainder of 2026.

RESULTS OF OPERATIONS

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the three months ended September 30, 2026 and 2025 (dollar amounts in thousands):

Three Months Ended September 30,	2026		2025		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$116,603	100.0%	$128,339	100.0%	$(11,736)	(9.1)%
Cost of sales	31,641	27.1	34,290	26.7	(2,649)	(7.7)
Gross profit	84,962	72.9	94,049	73.3	(9,087)	(9.7)
Volume incentives	37,365	32.0	39,348	30.7	(1,983)	(5.0)
SG&A expenses	42,315	36.3	45,726	35.6	(3,411)	(7.5)
Operating income	5,282	4.5	8,975	7.0	(3,693)	(41.1)
Other income, net	86	0.1	697	0.5	(611)	(87.7)
Income before income taxes	5,368	4.6	9,672	7.5	(4,304)	(44.5)
Provision for income taxes	3,478	3.0	4,137	3.2	(659)	(15.9)
Net income	$1,890	1.6%	$5,535	4.3%	$(3,645)	(65.9)%

The following table summarizes our unaudited consolidated operating results from continuing operations in U.S. dollars and as a percentage of net sales for the nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

Nine Months Ended September 30,	2026		2025		Change
	Total dollars	Percent of net sales	Total dollars	Percent of net sales	Total dollars	Percentage
Net sales	$356,480	100.0%	$356,337	100.0%	$143	—%
Cost of sales	95,367	26.8	98,392	27.6	(3,025)	(3.1)
Gross profit	261,113	73.2	257,945	72.4	3,168	1.2
Volume incentives	110,075	30.9	108,552	30.5	1,523	1.4
SG&A expenses	130,730	36.7	129,972	36.5	758	0.6
Operating income	20,308	5.7	19,421	5.5	887	4.6
Other income (expense), net	(1,419)	(0.4)	4,904	1.4	(6,323)	(128.9)
Income before income taxes	18,889	5.3	24,325	6.8	(5,436)	(22.3)
Provision for income taxes	8,343	2.3	8,387	2.4	(44)	(0.5)
Net income	$10,546	3.0%	$15,938	4.5%	$(5,392)	(33.8)%

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

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the three months ended September 30, 2026 and 2025 (dollar amounts in thousands):

Three Months Ended September 30,	2026	2025	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$55,056	$64,725	(14.9)%	$(2,437)	(11.2)%
Europe	22,076	22,107	(0.1)	(227)	0.9
North America	34,009	36,224	(6.1)	(42)	(6.0)
Latin America and Other	5,462	5,283	3.4	182	(0.1)
	$116,603	$128,339	(9.1)%	$(2,524)	(7.2)%

The following table summarizes the changes in net sales by operating segment with a reconciliation to net sales excluding the impact of currency fluctuations for the nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

Nine Months Ended September 30,	2026	2025	Percent Change	Impact of Currency Exchange	Percent Change Excluding Impact of Currency
Asia	$160,236	$166,042	(3.5)%	$(4,240)	(0.9)%
Europe	71,165	67,962	4.7	768	3.6
North America	108,283	106,219	1.9	72	1.9
Latin America and Other	16,796	16,114	4.2	580	0.6
	$356,480	$356,337	—%	$(2,820)	0.8%

Consolidated net sales for the three months ended September 30, 2026 and 2025, were $116.6 million and $128.3 million, which represents a decrease of 9.1 percent. Consolidated net sales for the nine months ended September 30, 2026 and 2025, remained flat at $356.5 million and $356.3 million, respectively. The decrease for the three months ended September 30, 2026 was primarily related to product sales decreases in our Asia, Europe and North America operating segments. Excluding the impact of foreign currency exchange rate fluctuations, consolidated net sales for the three and nine months ended September 30, 2026 decreased 7.2 percent and increased 0.8 percent, respectively, from the same periods in 2025.

Asia

Net sales related to Asia for the three and nine months ended September 30, 2026, were $55.1 million and $160.2 million, respectively, compared to $64.7 million and $166.0 million for the same periods in 2025, or decreases of 14.9 percent and 3.5 percent, respectively. In local currencies, net sales for the three and nine months ended September 30, 2026, decreased 11.2 percent and 0.9 percent, respectively, compared to the same periods in 2025.
Notable activity in the following markets contributed to the results of Asia:

In our Japan market, net sales decreased $0.4 million and increased $6.0 million, or decreased 2.5 percent and increased 14.4 percent, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. In local currency, net sales for the three and nine months ended September 30, 2026 increased 5.2 percent and 22.4 percent, respectively, compared to the same periods in 2025. The increase in local currency was primarily the result of strong momentum that drove greater consultant activity and an increase in total orders and average order value.

In our Taiwan market, net sales decreased $2.8 million and $8.7 million, or 14.8 percent and 16.2 percent, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. In local currency, net sales for the three and nine months ended September 30, 2026 decreased 9.5 percent and 14.7 percent, respectively, compared to the same periods in 2025. The decrease was primarily the result of slower consumer acquisition and a reduction in total orders, slightly offset by increases in average order values.

In our South Korea market, net sales decreased $0.7 million and increased $0.2 million, or decreased 4.8 percent and increased 0.5 percent, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. In local currency, net sales for the three and nine months ended September 30, 2026 decreased 2.5 percent and increased 3.9 percent, respectively, compared to the same periods in 2025. The decrease for the three months ended September 30, 2026 was primarily due to a reduction in average order values. The increase for the nine months ended September 30, 2026 was primarily the result of increases in total orders, subscription sales and active consultants.

In our China market, net sales decreased $5.5 million and $3.4 million, or 48.8 percent and 12.1 percent, for the three and nine months ended September 30, 2026, compared to the same periods in 2025. In local currency, net sales for the three and nine months ended September 30, 2026 decreased 51.6 percent and 16.4 percent, respectively, compared to the same periods in 2025. The decrease in net sales was primarily the result of the passing of two key leaders and sales disruptions resulting in part from corrective actions involving independent consultants whose activities we deemed inconsistent with our policies.

Europe

Net sales related to Europe for the three and nine months ended September 30, 2026, were $22.1 million and $71.2 million, respectively, compared to $22.1 million and $68.0 million for the same periods in 2025, or a decrease of 0.1 percent and an increase of 4.7 percent, respectively. In local currencies, net sales for the three and nine months ended September 30, 2026, increased 0.9 percent and 3.6 percent, respectively, compared to the same periods in 2025. The functional currency for many of these markets is the U.S. dollar which reduces the effect from foreign currency fluctuations. Fluctuations in foreign currency exchange rates had unfavorable impacts on net sales of $0.2 million and favorable impacts of $0.8 million for the three and nine months ended September 30, 2026, respectively. Net sales in local currencies increased for the three and nine months ended September 30, 2026, primarily as a result of growth in average order size and active consultants.

North America

Net sales related to North America for the three and nine months ended September 30, 2026, were $34.0 million and $108.3 million, respectively, compared to $36.2 million and $106.2 million for the same periods in 2025, or a decrease of 6.1 percent and an increase of 1.9 percent, respectively. In local currencies, net sales for the three and nine months ended September 30, 2026, decreased 6.0 percent and increased 1.9 percent, respectively, compared to the same periods in 2025.

In the United States, net sales for the three and nine months ended September 30, 2026 decreased $2.0 million and increased $2.2 million, or decreased 6.0 percent and increased 2.3 percent, respectively, compared to the same periods in 2025. The decrease for the three months ended September 30, 2026 was primarily due to reduced consultant engagement. The increase for the nine months ended September 30, 2026 was primarily due to improved consumer acquisition through our digital channels.

Latin America and Other

Net sales related to Latin America and Other markets for the three and nine months ended September 30, 2026, were $5.5 million and $16.8 million, respectively, compared to $5.3 million and $16.1 million for the same periods in 2025, or increases of 3.4 percent and 4.2 percent, respectively. In local currencies, net sales for the three and nine months ended September 30, 2026, decreased 0.1 percent and increased 0.6 percent, respectively, compared to the same periods in 2025. Fluctuations in foreign currency had favorable impacts on net sales of $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, respectively.

Further information related to our Asia, Europe, North America and Latin America and Other business segments is set forth in Note 7 to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Cost of Sales

Cost of sales as a percent of net sales was 27.1 percent and 26.8 percent for the three and nine months ended September 30, 2026, compared to 26.7 percent and 27.6 percent for the same periods in 2025. The increase in cost of sales percentage for the three months ended September 30, 2026, is primarily due to unfavorable foreign exchange. The decrease in cost of sales percentage for the nine months ended September 30, 2026, is primarily the result of offering fewer discounts.

Volume Incentives

Volume incentives expense as a percent of net sales was 32.0 percent and 30.9 percent for the three and nine months ended September 30, 2026, respectively, compared to 30.7 percent and 30.5 percent for the same periods in 2025. The increases were primarily due to timing of promotional incentives and market mix. These payments are designed to provide incentives for reaching certain sales levels. Volume incentives vary slightly, on a percentage basis, by product due to pricing policies and commission plans in place in our various geographies. Instead of volume incentives, in China, we pay independent service providers for their sales and marketing services, which are included in selling, general and administrative expenses.

Selling, General and Administrative

Selling, general and administrative expenses represent operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, marketing, occupancy costs, communications costs, bank fees, depreciation and amortization, independent services fees paid in China and other miscellaneous operating expenses.

Selling, general and administrative expenses decreased $3.4 million and increased $0.8 million, respectively, to $42.3 million and $130.7 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. Selling, general and administrative expenses were 36.3 percent and 36.7 percent of net sales for the three and nine months ended September 30, 2026, compared to 35.6 percent and 36.5 percent for the same periods in 2025. The dollar decrease was primarily related to a reduction in variable selling expenses and cost management.

Other Income (Expense), Net

Other income (expense), net, for the three and nine months ended September 30, 2026, was income of $0.1 million and expense of $1.4 million, respectively, compared to income of $0.7 million and $4.9 million during the same periods in 2025, respectively. Other income (expense), net for the three and nine months ended September 30, 2026 primarily consisted of foreign exchange gains and losses, respectively, in Asia that resulted from net changes in foreign currencies.

Income Taxes

For the three months ended September 30, 2026 and 2025, our provision for income taxes, as a percentage of income before income taxes, was 64.8 percent and 42.8 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent. For the nine months ended September 30, 2026 and 2025, our provision for income taxes, as a percentage of income before income taxes, was 44.2 percent and 34.5 percent, respectively, compared with a U.S. federal statutory rate of 21.0 percent.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2026, was primarily attributed to recording a valuation allowance on foreign tax credits which are not expected to be utilized before expiration, recording a reserve for uncertain tax positions, and non-deductible executive compensation, partially offset by the deduction allowed for foreign-derived eligible income and favorable deductions for share-based compensation.

The difference between the effective tax rate and the U.S. federal statutory tax rate for the three and nine months ended September 30, 2025, was primarily attributed to operations in foreign countries which are treated as a branch for U.S. tax purposes, partially offset by foreign derived intangible income deduction.

The difference between the effective tax rate for the three and nine months ended September 30, 2026, compared to September 30, 2025, was primarily caused by recording a reserve in the current period for uncertain tax positions and favorable adjustments to deferred tax assets in the prior period which do not repeat in the current period.

Our U.S. federal income tax returns for 2022 through 2025 are open to examination for federal tax purposes. We have several foreign tax jurisdictions that have open tax years from 2020 through 2025.

As of September 30, 2026 and December 31, 2025, we had accrued $1.7 million and $0.4 million, respectively, related to unrecognized tax positions net of offsetting tax attributes.

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

See Note 7, Segment Information, for a summary of the U.S. dollar amounts from the sale of general health, immune, cardiovascular, digestive, personal care and weight management products for the three and nine months ended September 30, 2026 and 2025, by business segment.

Distribution and Marketing

We market our products primarily through our network of independent consultants, who market our products to consumers through direct selling techniques. We seek to motivate and provide incentives to our independent consultants by offering high-quality products and providing independent consultants with product support, training seminars, sales conventions, travel programs and financial incentives.

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

We pay sales commissions, or “volume incentives,” to our independent consultants based upon their own product sales and the product sales of their sales organization. As an exception, in China, we pay independent service providers for their sales and marketing services, which are included in selling, general and administrative expenses. These volume incentives and independent service fees are recorded as an expense in the year earned. The amounts of volume incentives that we expensed during the quarters ended September 30, 2026 and 2025, are set forth in the unaudited Condensed Consolidated Financial Statements in Item 1 of this report. In addition to the opportunity to receive volume incentives, independent consultants who attain certain levels of monthly product sales are eligible for additional incentive programs including automobile allowances, sales convention privileges and travel awards.

LIQUIDITY AND CAPITAL RESOURCES

Our principal use of cash is to pay for operating expenses, including volume incentives, inventory and raw material purchases, capital assets, digital investments and funding of international expansion. As of September 30, 2026, working capital was $114.9 million, compared to $100.3 million as of December 31, 2025. At September 30, 2026, we had $89.4 million in cash, of which $13.3 million was held in the U.S. and $76.1 million was held in foreign markets and may be subject to various withholding taxes and other restrictions related to repatriation before becoming available to be used along with the normal cash flows from operations to fund any unanticipated shortfalls in future cash flows.

Our net consolidated cash inflows (outflows) are as follows (in thousands):

Nine Months Ended September 30,	2026	2025
Operating activities	$9,739	$25,423
Investing activities	(6,793)	(4,143)
Financing activities	(8,598)	(15,248)

Operating Activities

For the nine months ended September 30, 2026, operating activities provided cash of $9.7 million, compared to $25.4 million in the same period in 2025. Operating cash flows decreased primarily due to reduced net income and the timing of payments and receipts for accrued liabilities, deferred revenue, income taxes payable, and accounts receivable, partially offset by a decrease in inventories and lease liabilities.

Investing Activities

For the nine months ended September 30, 2026, investing activities used $6.8 million, compared to $4.1 million for the same period in 2025, which consisted of capital expenditures related to the purchase of equipment, computer systems and software.

Financing Activities

For the nine months ended September 30, 2026, financing activities used $8.6 million, compared to $15.2 million for the same period in 2025.

During the nine months ended September 30, 2026, we used cash to repurchase 345,000 shares of our common stock under the share repurchase program for $6.1 million. At September 30, 2026, the remaining balance available for repurchases under the program was $11.3 million.

We maintain a revolving credit agreement with Bank of America, N.A. (the “Credit Agreement”), as well as a credit agreement with Banc of America Leasing and Capital, LLC (the "Capital Credit Agreement"). At September 30, 2026, there were no outstanding balances under the Credit Agreement or the Capital Credit Agreement. Our debt obligations are discussed in greater detail in Note 4, “Revolving Credit Facility and Other Obligations,” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including capital expenditures, on both a short- and long-term basis.

In addition, other factors such as a prolonged economic downturn, a decrease in demand for our products, an unfavorable settlement of our unrecognized tax positions or non-income tax contingencies could adversely affect our long-term liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no significant changes in our critical accounting policies or estimates for the nine months ended September 30, 2026. A summary of our significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

The information set forth under the heading 'Legal Proceedings' in Note 9, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

For example, in November 2024 we began an internal investigation regarding our past compliance with relevant U.S. trade controls and made an initial voluntary self-disclosure of apparent trade controls violations to the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”). In addition, in April 2025 we filed an initial voluntary self-disclosure with OFAC relating to the same internal investigation. Following our internal investigation, we filed final voluntary self-disclosures with BIS and OFAC on September 5, 2025. We received a response from BIS closing the matter without further action. The voluntary self-disclosure with OFAC remains pending. We estimate that such potential violations represented less than one percent of our net revenue in each of our last three fiscal years. An unfavorable outcome of this matter may include fines or penalties imposed in response to our voluntary self-disclosures. While we believe the amount of any fines or penalties would not be material to our financial condition and results of operations, we are unable to predict the outcome or to reasonably estimate the time it may take to resolve these matters.

Although we have implemented policies and procedures in these areas, we cannot assure you that our policies and procedures are sufficient or that directors, officers, employees, representatives, manufacturers, suppliers and agents have not engaged and will not engage in conduct in violation of such policies and procedures.

We depend on our independent consultants and other independent sales representatives, and the loss of key individuals, or corrective or remedial actions we take involving them, has adversely affected and could continue to adversely affect our sales.

Our success depends on our ability to attract, retain and motivate independent consultants and other independent sales representatives. A relatively small number of these individuals and their extensive sales organizations account for a significant portion of our revenue in certain markets. The loss or inactivity of any of these individuals could reduce activity in, or cause disruption to, their sales organizations.

We may also take corrective or remedial action when we identify activities by independent consultants that are inconsistent with our policies. Such actions, including restricting or terminating their activities, may disrupt the activities of the affected sales organization and could adversely affect our sales and results of operations.

We have experienced sales disruption resulting in part from corrective or remedial actions involving independent consultants. For example, net sales in China decreased 48.8 percent, for the three months ended September 30, 2026, compared to the same period in 2025. The decrease reflected several factors, including the passing of two key sales representatives, and restrictions we imposed on another sales representative whose activities we deemed inconsistent with our policies. We cannot assure you that the affected sales organizations will recover or that net sales in China will return to prior levels. Similar corrective or remedial actions could adversely affect our sales and results of operations in the future.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the purchases of our common stock during the fiscal quarter ended September 30, 2026:

Periods	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
July 1, 2026 to July 31, 2026	26	$20.91	26
August 1, 2026 to August 31, 2026	131	15.26	131
September 1, 2026 to September 30, 2026	75	$13.35	75
Total	232		232	$11,254

(1)    On March 10, 2021, we announced a $15.0 million common share repurchase program. On March 8, 2022, we announced an amendment to the share repurchase program allowing the repurchase of an additional $30.0 million in shares. On May 6, 2025, we announced an amendment to the share repurchase program allowing the repurchase of an additional $25.0 million in common shares. The repurchases may be made from time to time as market conditions warrant and are subject to regulatory considerations. We purchased 232,000 shares of our common stock during the quarter ended September 30, 2026, under the terms of this Board-approved plan.

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

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Item 5.       OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.       EXHIBITS

a)             Index to Exhibits

Item No.	Exhibit
10.1(1)	Nature's Sunshine Products, Inc. 2026 Stock Incentive Plan
10.3	Employment Agreement between the Company and Ruth Perkins
31.1(3)	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2(3)	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.3(3)	Certification of Chief Accounting Officer under SEC Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1(4)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2(4)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3(4)	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (the cover page XBRL tags are embedded within iXBRL (Inline Extensible Business Reporting Language) document)
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

Nature’s Sunshine Products, Inc.

Date:	November 4, 2026	/s/ Kenneth G. Romanzi
Kenneth G. Romanzi,
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2026	/s/ Ruth A. Perkins
Ruth A. Perkins,
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 4, 2026	/s/ Jonathan D. Lanoy
Jonathan D. Lanoy,
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)